Form 10-Q
period 1995-09-30
AMERICAN LIFE GROUP INC
filed 1995-11-13
CIK 93779

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


              [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the quarterly period ended September 30, 1995

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to

                            Commission file number: 0-1283

                                American Life Group, Inc.

                  Delaware                             No. 42-0951848
           State of Incorporation              IRS Employer Identification No.

          1100 Des Moines Building
            Des Moines, Iowa 50309                       (515) 284-7500
   Address of principal executive offices                   Telephone

                                 The Statesman Group, Inc.
                                 Former name of Registrant



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [x] No [ ]

    Shares of common stock outstanding as of November 1, 1995: 11,299,218



                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET
                              (Dollars in millions)

                                     ASSETS

                                                                                        September 30,     December 31,
                                                                                             1995             1994
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
     1995 - $4,505.9; 1994 - $4,144.0)..................................................   $4,877.3          $4,100.1
   Equity securities at fair value (cost: 1995 - $18.8; 1994 - $19.7)...................       20.9              18.9
   Credit tenant loans..................................................................        6.0               -
   Mortgage loans.......................................................................       64.4              64.7
   Policy loans.........................................................................       61.9              59.7
   Short-term investments...............................................................       48.7              53.6
   Other invested assets................................................................       15.3              22.7
                                                                                           --------          --------
        Total investments...............................................................    5,094.5           4,319.7

Accrued investment income ..............................................................       86.8              71.3
Cost of policies purchased..............................................................      287.8             447.8
Cost of policies produced...............................................................       71.3              25.0
Income tax assets.......................................................................        -               130.4
Property and equipment (net of accumulated depreciation: 1995 - $.9; 1994 - $.3)........       11.0              11.7
Cash segregated for the conversion of the Convertible Debentures........................       15.0              24.2
Securities segregated for the future redemption of redeemable preferred
   stock of a subsidiary................................................................       38.4              36.2
Goodwill (net of accumulated amortization: 1995 - $9.0; 1994 - $2.2)....................      351.2             353.2
Other assets............................................................................       28.1              30.2
                                                                                           --------          --------
        Total assets....................................................................   $5,984.1          $5,449.7
                                                                                           ========          ========













                            (Continued on next page)



                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (Continued)
                 (Dollars in millions, except per share amounts)

                      LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                        September 30,     December 31,
                                                                                             1995             1994
                                                                                             ----             ----
                                                                                          (unaudited)       (audited)

Liabilities:
   Insurance liabilities...............................................................   $5,095.2          $4,843.8
   Income tax liabilities..............................................................        5.0               -
   Investment borrowings...............................................................       60.8               -
   Contingent consideration payable upon
     determination of the Savings Bank Litigation......................................       30.1              30.1
   Other liabilities...................................................................       66.4              65.0
   Accounts payable to affiliates......................................................        1.1               2.1
   Notes payable.......................................................................      307.5             330.0
                                                                                          --------          --------
        Total liabilities..............................................................    5,566.1           5,271.0

Minority interest, primarily redeemable preferred
   stock of a subsidiary...............................................................       99.6              99.6

Shareholders' equity:
   Preferred stock.....................................................................       64.5              58.9
   Common stock, $1 par value, and additional paid-in capital; 35,000,000
     shares authorized; 11,299,218 shares issued and outstanding.......................       45.9              45.9
   Unrealized appreciation (depreciation) of securities (net of applicable deferred
     income taxes: 1995 - $88.6; 1994 - $(15.7)).......................................      164.7             (29.0)
   Retained earnings...................................................................       43.3               3.3
                                                                                          --------          --------
        Total shareholders' equity.....................................................      318.4              79.1
                                                                                          --------          --------
        Total liabilities and shareholders' equity.....................................   $5,984.1          $5,449.7
                                                                                          ========          ========



















                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENT OF OPERATIONS
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

                                                          Three months ended               Nine months ended
                                                              September 30,                 September 30,
                                                        ---------------------              ---------------------
                                                        1995             1994              1995             1994
                                                        ----             ----              ----             ----
                                                                     (predecessor                       (predecessor
                                                                       basis)                             basis)

Revenues:
    Insurance policy income..........................  $ 13.8         $  13.9            $  43.6          $  40.2
    Net investment income............................   105.4            86.7              312.9            250.8
    Net trading income...............................      .3              -                 1.1               -
    Net realized gains (losses)......................    11.1             (.1)              63.2            (16.8)
    Other income.....................................     1.5             1.6                4.9              4.3
                                                       ------          ------             ------          -------
         Total revenues..............................   132.1           102.1              425.7            278.5
                                                       ------          ------             ------           ------
Benefits and expenses:
    Insurance policy benefits........................     7.0             6.6               22.0             16.7
    Change in future policy benefits.................     1.5             2.6                2.5              9.4
    Interest expense on annuities and financial
      products.......................................    64.9            56.6              194.3            158.8
    Interest expense on notes payable................     8.3             2.6               25.7              6.7
    Interest expense on investment borrowings........     2.3              -                 6.7              2.8
    Amortization of cost of policies purchased
      and cost of policies produced:
         Related to operations.......................     9.3            10.2               26.4             29.7
         Related to realized gains...................     4.4              -                33.6              2.8
    Amortization of goodwill.........................     2.3              -                 6.8               -
    Acquisition and merger expenses..................     -               7.2                 -               7.2
    Other operating costs and expenses...............     7.7             8.4               23.8             25.8
                                                       ------          ------             ------           ------
         Total benefits and expenses.................   107.7            94.2              341.8            259.9
                                                       ------          ------             ------           ------
         Income before income taxes and
           minority interest.........................    24.4             7.9               83.9             18.6
Income tax expense...................................     9.4             3.9               31.7              6.7
                                                       ------          ------             ------           ------
         Income before minority interest.............    15.0             4.0               52.2             11.9
Minority interest - primarily dividends on redeemable
    preferred stock of subsidiary....................     2.2             2.2                6.6              6.7
                                                       ------          ------             ------           ------
         Net income..................................    12.8             1.8               45.6              5.2
Less preferred stock dividends.......................     1.9              .3                5.6              1.1
                                                       ------          ------             ------           ------
         Net income applicable to
           common stock..............................  $ 10.9          $  1.5             $ 40.0           $  4.1
                                                       ======          ======             ======           ======
Net income per common share and common equivalent share:
    Primary:
      Weighted average shares outstanding......... 11,299,000       7,195,000         11,299,000        7,100,000
                                                   ==========       =========         ==========        =========
      Net income..................................       $.96            $.21              $3.54             $.58
                                                         ====            ====              =====             ====
    Fully diluted:
      Weighted average shares outstanding......... 11,299,000       7,195,000         11,299,000        7,100,000
                                                   ==========       =========         ==========        =========
      Net income..................................       $.96            $.21              $3.54             $.58
                                                         ====            ====              =====             ====




                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.





                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES


                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

                                                                           Nine months ended
                                                                              September 30,
                                                                         ----------------------
                                                                         1995              1994
                                                                         ----              ----
                                                                                       (predecessor
                                                                                          basis)
Series Preferred Stock $1 Par:
    Balance, beginning of period..................................       $ 58.9           $   .3
      Redemption of 1976 Series Preferred Stock pursuant to
         Acquisition..............................................          -                (.2)
      Elimination of amounts related to 1988 Series Preferred
         Stock considered in establishment of liabilities
         at Acquisition date......................................          -                (.1)
      1994 Series Preferred Stock issued..........................          -               45.7
      Allocation to 1994 Series Preferred Stock  from additional
         paid-in capital..........................................          -               11.3
      Accrued dividends on 1994 Series Preferred Stock............          5.6               -
                                                                         ------           ------
    Balance, end of period........................................       $ 64.5           $ 57.0
                                                                         ======           ======
Common stock and additional paid-in capital:
    Balance, beginning of period..................................       $ 45.9           $ 65.9
      Cost of shares acquired.....................................          -                (.6)
      Amounts related to stock option plans and employee
         benefit plans............................................          -               (3.4)
      Tax benefit related to issuance of shares under stock
         option plans.............................................          -                3.2
      Conversion of Convertible Debentures........................          -                2.5
      Retirement of common and preferred stock pursuant to
         Acquisition..............................................          -              (67.6)
      Issuance of common stock to Partnership II pursuant to
         Acquisition..............................................          -               45.9
      Issuance of common stock to holders of the 1994 Series
         Preferred Stock..........................................          -               11.3
      Allocation of additional paid-in capital to 1994 Series
         Preferred Stock..........................................          -              (11.3)
                                                                         ------           ------
    Balance, end of period........................................       $ 45.9           $ 45.9
                                                                         ======           ======
Unrealized appreciation (depreciation) of securities:
    Balance, beginning of period..................................       $(29.0)          $  (.3)
      Adoption of new accounting standard.........................          -               38.2
      Change in unrealized appreciation (depreciation)............        193.7           (190.2)
      Elimination of balance pursuant to Acquisition..............          -              152.3
                                                                         -------         -------
    Balance, end of period........................................       $164.7           $   -
                                                                         ======           ======


                           (continued on next page)


                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.






                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY, Continued
                 (Dollars in millions, except per share amounts)
                                   (unaudited)

                                                                           Nine months ended
                                                                             September 30,
                                                                         ----------------------
                                                                         1995              1994
                                                                         ----              ----
                                                                                       (predecessor
                                                                                          basis)
Retained earnings:
    Balance, beginning of period..................................      $   3.3           $ 79.4
      Net income..................................................         45.6              5.2
      Dividends:
         Common stock.............................................          -               (1.3)
         Preferred stock..........................................          -               (1.4)
         Preferred stock (payable in additional shares)...........         (5.6)             -
         Tax benefit on 1987 Series II Preferred Stock dividends..          -                 .1
         Elimination of balance pursuant to Acquisition...........          -              (82.0)
                                                                         ------           ------
    Balance, end of period........................................       $ 43.3           $   -
                                                                         ======           ======
      Total shareholders' equity..................................       $318.4           $102.9
                                                                         ======           ======
































                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.




                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Dollars in millions)
                                   (unaudited)

                                                                                           Nine months ended
                                                                                             September  30,
                                                                                        ----------------------
                                                                                        1995              1994
                                                                                        ----              ----
                                                                                                      (predecessor
                                                                                                          basis)
Cash flows from operating activities:
    Net income..................................................................      $  45.6           $   5.2
    Adjustments to reconcile net income to net cash provided by operating activities:
      Changes in:
         Insurance liabilities..................................................          3.9             (13.3)
         Interest credited to insurance liabilities.............................        194.3             158.8
         Other liabilities......................................................        (11.7)             13.1
         Accrued investment income..............................................        (15.5)            (10.3)
         Income tax liabilities.................................................         32.8              (1.1)
         Cost of policies purchased.............................................         55.1                -
         Cost of policies produced .............................................        (53.1)            (52.7)
      Amortization of discounts and premiums on investments, net................        (36.5)            (29.5)
      Depreciation and amortization.............................................          7.6               1.8
      Realized (gains) losses and trading (income) on investments...............        (64.3)             16.8
      Other.....................................................................         (3.7)             (3.5)
                                                                                     --------          --------
         Net cash provided by operating activities..............................        154.5              85.3
                                                                                     --------          --------
Cash flows from investing activities:
    Purchases of investments....................................................     (1,987.9)         (1,324.6)
    Sales of investments........................................................      1,691.5             629.9
    Maturities and redemptions..................................................         46.5             241.8
                                                                                     --------          --------
         Net cash used by investing activities..................................       (249.9)           (452.9)
                                                                                     --------          --------
Cash flows from financing activities:
    Issuance of notes payable...................................................           -              336.8
    Payments on notes payable...................................................        (15.0)            (79.3)
    Cash segregated for conversion of Convertible Debentures....................           -              (66.5)
    Capital contribution from Partnership II....................................           -               45.9
    Payments to former stockholders pursuant to the Acquisition.................           -             (244.4)
    Issuance of preferred stock including redeemable preferred  stock
      of a subsidiary...........................................................           -               57.0
    Payments to repurchase equity securities....................................           -                (.6)
    Investment borrowings, net..................................................         60.8                -
    Deposits to insurance liabilities...........................................        625.2             824.1
    Withdrawals from insurance liabilities......................................       (580.5)           (389.4)
    Dividends paid..............................................................           -               (1.7)
    Other.......................................................................           -                 -
                                                                                     --------          --------
         Net cash provided by financing activities..............................         90.5             481.9
                                                                                     --------          --------
         Net increase (decrease) in short-term investments......................         (4.9)            114.3

Short-term investments, beginning of period.....................................         53.6              23.9
                                                                                     --------          --------
Short-term investments, end of period...........................................     $   48.7          $  138.2
                                                                                     ========          ========


                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.


                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     American Life Group, Inc. and subsidiaries (the "Company") changed its name from The Statesman Group, Inc. in August 1995. The following notes should be read in conjunction with the notes to the consolidated financial statements included in the Company's 1994 Form 10-K.

     SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of and for the periods ended September 30, 1995 and 1994, reflect all adjustments, consisting only of normal recurring items, which are necessary to present fairly the Company's financial position and results of operations on a basis consistent with that of prior audited financial statements. Certain amounts previously reported in the Form 10-Q for the period ended September 30, 1994, have been reclassified to conform with the current presentation.

     On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II") completed the acquisition (the "Acquisition") of the Company. The Acquisition was accounted for using the purchase method of accounting. Under purchase accounting, the total purchase cost of the Company was allocated to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill. The consolidated balance sheet as of September 30, 1995, and December 31, 1994, and the consolidated statements of operations, shareholders' equity and cash flows for the 1995 periods are reported based on such purchase values. The consolidated statements of operations, shareholders' equity and cash flows for the 1994 periods are presented based on the historical predecessor basis applicable to periods prior to the Acquisition.

     The consolidated financial statements include the accounts of American Life and Casualty Insurance Company ("American Life and Casualty") and Vulcan Life Insurance Company ("Vulcan Life"). The Company, through its wholly owned subsidiary, American Life Holding Company ("American Life Holding"), owns 100 percent of American Life and Casualty, which owns 98 percent of Vulcan Life.

     On August 8, 1995, the Company completed a one-for-two reverse stock split. All applicable share and per share data have been adjusted for the stock split.

     Net income and fully diluted earnings per share, as previously reported in the Form 10-Q for the nine months ended September 30, 1994, have been reduced by $13.8 million (net of income taxes of $7.5 million) and $1.32 per fully diluted share, respectively, for the net realized loss incurred on interest rate swaps as discussed in note 12 to the consolidated financial statements included in the Company's 1994 Form 10-K.

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITIES

     The Company  classifies fixed maturity  investments into three  categories:
"actively managed" (which are carried at estimated fair value), "trading account" (which are carried at estimated fair value) and "held to maturity" (which are carried at amortized cost). The Company has not held any securities in the "held to maturity" classification since the Acquisition and did not classify any fixed maturity investments in the "trading account" category at September 30, 1995. The adjustment to carry actively managed fixed maturity investments at fair value (as described in note 1 to the consolidated financial statements included in the Company's 1994 Form 10-K) resulted in the following cumulative effects on balance sheet accounts as of September 30, 1995:


                                                                                       Effect of fair value
                                                                             Balance      adjustment to
                                                                             before     actively managed       Reported
                                                                           adjustment    fixed maturities       amount
                                                                           ----------    ----------------       ------
                                                                                       (Dollars in millions)

Actively managed fixed maturities........................................   $4,505.9         $ 371.4           $4,877.3
Cost of policies purchased...............................................      392.7          (104.9)             287.8
Cost of policies produced................................................       86.6           (15.3)              71.3
Income tax liabilities ..................................................      (82.9)           87.9                5.0
Unrealized appreciation of securities....................................        1.4           163.3              164.7

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     PRO FORMA DATA

     The following unaudited pro forma results of operations of the Company are presented as if the Acquisition and related transactions had occurred as of January 1, 1994, based on the interest rate environment in effect at the Acquisition date. No pro forma adjustment has been made for the net realized losses (after income taxes) recognized on interest rate swap contracts during the nine months ended September 30, 1994 (which aggregated $13.8 million or $1.22 per share). The Company's current investment strategy does not include investments in such contracts. If the Acquisition had occurred on January 1, 1994, these contracts would have been terminated at or about that date and the loss on such termination would have been insignificant.




                                                                                                      Nine months ended
                                                                                                      September 30, 1994
                                                                                                     (Dollars in millions,
                                                                                                     except per share data)
                                                                                                     ----------------------
Revenues.....................................................................................                 $291.5
Net loss applicable to common stock..........................................................                    3.2
Net loss per common share....................................................................                 $  .28

       CHANGES IN INVESTMENT BORROWINGS

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately
$156.3 million and $105.0 million during the nine months ended September 30, 1995 and 1994, respectively, and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.7 percent and 3.6 percent for the nine months ended September 30, 1995 and 1994, respectively.

       CHANGES IN NOTES PAYABLE

     On March 30, 1995, the Company made the 1995 scheduled $15.0 million principal payment on the senior term loan.

       At September 30, 1995, $115.0 million and $40.0 million principal amounts were outstanding under Tranche A and Tranche B of the senior term loan, respectively. An additional $30.0 million of Tranche A borrowings remains available to fund contingent payments payable upon the settlement of litigation concerning the Company's former savings bank subsidiary (see "Contingent Consideration Payable upon Determination of Savings Bank Litigation"). Tranche A and Tranche B bear interest at either: (i) the Alternative Reference Rate of the agent bank in the syndication plus an applicable margin payable monthly or (ii) the Interbank Offered Rate ("IBOR") plus an applicable margin for periods of one, two, three or six months as selected by the Company from time to time. The interest rates on this loan at September 30, 1995, were 8.13 percent for Tranche A borrowings and 8.63 percent for Tranche B borrowings.

       In connection with the Acquisition, cash was segregated for the conversion of the 6-1/4% Convertible Debentures due 2003 (the "Convertible
Debentures"). The senior term loan requires such funds to be held in escrow until the debentures are converted, redeemed or mature. During the nine months ended September 30, 1995, an additional $9.2 million principal amount of the Convertible Debentures was converted, leaving $15.0 million outstanding at September 30, 1995.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



       PREFERRED STOCK

       In connection with the Acquisition, the Company issued 57,000 shares ($57.0 million) of 1994 Series Preferred Stock in a private placement transaction. Dividends are cumulative and accrue annually at 13 percent in additional shares of 1994 Series Preferred Stock through 2005. Thereafter, dividends are payable quarterly at 15 percent per annum in cash. At September 30, 1995, the carrying value of the 1994 Series Preferred Stock was $64.5 million, including $7.5 million of dividends accrued but undistributed through September 30, 1995.

     CONTINGENT   CONSIDERATION  PAYABLE  UPON  DETERMINATION  OF  SAVINGS  BANK
     LITIGATION

     In conjunction with the Acquisition, each common or equivalent share of the Company outstanding immediately before the Acquisition received a contingent payment right, designed to provide holders with certain financial benefits that the Company may receive from a favorable determination of the litigation against the United States of America described in the notes to the consolidated financial statements included in the 1994 Form 10-K (the "Savings Bank Litigation"). A liability of $30.1 million was established at the Acquisition date representing the consideration that would be payable either to the holder of the Company's 1988 Series I and Series II Preferred Stock (the "1988 Series Preferred Stock"), or to the Company's other former shareholders, depending upon the outcome of the Savings Bank Litigation. The senior term loan commitment includes $30.0 million available to be borrowed at a later date when needed for such payment. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the Company is unable to predict when such $30.1 million amount will become payable.

       On August 30, 1995, the United States Court of Appeals for the Federal Circuit affirmed the summary judgement of the Court of Federal Claims, which had granted the Company's motion for summary judgement as to the defendant's liability for breach of contract in the Savings Bank Litigation. The United States of America has not indicated whether it intends to petition for certiorari to the United States Supreme Court. In the event the case is not taken to the Supreme Court, a trial will be held in the Court of Federal Claims to determine damages related to breach of contract by the United States.

       Prior to the Acquisition, the 1988 Series Preferred Stock was presented as issued and outstanding non-redeemable preferred stock and was considered in the computation of primary and fully diluted earnings per share. Cumulative dividends in arrears on the 1988 Series Preferred Stock through September 30, 1995, were $6.7 million, of which $5.5 million have been accrued.

       SUBSEQUENT EVENT

       On October 19, 1995, the Company announced that, due to unfavorable market conditions, it had withdrawn the previously announced initial public offering of 15,000,000 shares of its common stock.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion addresses the principal factors affecting earnings and financial condition including liquidity and capital resources. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the 1994 Form 10-K.

     RESULTS OF OPERATIONS

     The following table presents reported and pro forma results of operations for the periods indicated. The pro forma results are presented as if the Acquisition and related transactions had occurred on January 1, 1994, and as if the interest rate environment in effect at September 30, 1994 (the actual Acquisition date) had been in effect during the nine months ended September 30, 1994.



                                                                                    Pro forma
                                                                Nine                 for the                Nine
                                                            months ended        nine months ended       months ended
                                                            September 30,         September 30,         September 30,
                                                                1995                  1994                  1994
                                                                ----                  ----                  ----
                                                                                                        (predecessor
                                                                                                            basis)
                                                                              (Dollars in millions)
Revenues:
    Insurance policy income..........................       $   43.6                 $ 39.9                $  40.2
    Net investment income ...........................          312.9                  264.1                  250.8
    Net trading income...............................            1.1                    -                      -
    Net realized gains (losses)......................           63.2                  (16.8)                 (16.8)
    Other income.....................................            4.9                    4.3                    4.3
                                                             -------                 ------                -------
        Total revenues...............................          425.7                  291.5                  278.5
                                                             -------                 ------                -------
Benefits and expenses:
    Insurance policy benefits and change in future
      policy benefits ...............................           24.5                   26.1                   26.1
    Interest expense on annuities and financial
      products.......................................          194.3                  164.8                  158.8
    Interest expense on notes payable................           25.7                   24.3                    6.7
    Interest expense on investment borrowings........            6.7                    2.8                    2.8
    Amortization of cost of policies purchased
      and cost of policies produced:
        Related to operations........................           26.4                   22.9                   29.7
        Related to realized gains....................           33.6                    2.8                    2.8
    Amortization of goodwill.........................            6.8                    6.9                    -
    Acquisition and merger expenses..................            -                      -                      7.2
    Other operating costs and expenses ..............           23.8                   25.8                   25.8
                                                             -------                 ------                -------
        Total benefits and expenses..................          341.8                  276.4                  259.9
                                                             -------                 ------                -------
        Income before income taxes and
          minority interest..........................           83.9                   15.1                   18.6
Income tax expense...................................           31.7                    6.3                    6.7
                                                             -------                 ------                -------
        Income before minority interest..............           52.2                    8.8                   11.9
Minority interest....................................            6.6                    6.5                    6.7
                                                             -------                 ------                -------
        Net income...................................           45.6                    2.3                    5.2
Less preferred stock dividends.......................            5.6                    5.5                    1.1
                                                             -------                 ------                -------
        Net income (loss) applicable
          to common stock............................        $  40.0                 $ (3.2)               $   4.1
                                                             =======                 ======                =======

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES



     On a line-by-line basis, comparison of current period results with historical results of prior periods is affected by the Acquisition of the Company as described in the 1994 Form 10-K.

     Pro Forma Nine Months Ended September 30, 1994 Data

     Significant items affecting the pro forma results of operations compared to historical amounts include: (i) an increase in net investment income; (ii) an increase in interest expense; (iii) an increase in amortization of goodwill; and
(iv) the elimination of Acquisition and merger expenses. Pro forma net investment income is adjusted to include the effect of the restatement of invested assets to estimated fair value as of January 1, 1994, reflecting the interest rate environment which existed at September 30, 1994. No pro forma adjustment has been made for the net realized losses (after income taxes) recognized on interest rate swap contracts during the nine months ended September 30, 1994 (which aggregated $13.8 million or $1.22 per share). The Company's current investment strategy does not include investments in such contracts. If the Acquisition had occurred on January 1, 1994, these contracts would have been terminated at or about that date and the loss on such termination would have been insignificant. Pro forma interest expense increased due to the additional interest expense on debt incurred to finance the Acquisition. The pro forma amortization of goodwill increased due to the goodwill established as a result of the Acquisition. The pro forma data are not necessarily indicative of the results of operations of the Company that would have been reported if the Acquisition and related transactions had occurred on January 1, 1994.

     Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994 (As Reported)

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, increased 8 percent to $43.6 million in the first nine months of 1995 from $40.2 million in the first nine months of 1994, primarily because increased annuity policy withdrawals resulted in higher surrender charges. Surrender charges assessed against annuity withdrawals for the first nine months of 1995 were $11.3 million compared to $7.6 million for the first nine months of 1994 while annuity policy withdrawals were $566.8 million and $384.6 million for the same periods, respectively. The Company has experienced increases in withdrawals during 1995 due to: (i) the increased size of the Company's annuity portfolio; and (ii) the increase in interest rates in the second half of 1994 and the first quarter of 1995, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in higher yielding alternative investments.

     Net investment income increased 25 percent to $312.9 million in the first nine months of 1995 from $250.8 million in the first nine months of 1994 on a 7 percent increase in average invested assets (amortized cost basis) to $4.7 billion in 1995 compared to $4.4 billion in 1994. The percentage increase in net investment income was greater than the percentage increase in average invested assets because the yield earned on average invested assets increased 124 basis points to 8.91 percent in the first nine months of 1995 from 7.67 percent in the first nine months of 1994. The increase in yield primarily resulted from the application of purchase accounting on the Acquisition date as discussed above. Additional investment income resulting from the redemption of fixed maturity investments prior to their regularly scheduled maturity dates is not significant in either nine month period.

     Net realized gains (losses) and net trading income often fluctuate from period to period. The Company sold approximately $1.7 billion of investments (principally fixed maturities) in the first nine months of 1995 compared to $.6 billion in the first nine months of 1994 which sales resulted in net realized gains of $69.2 million and trading income of $1.1 million in the first nine months of 1995 compared to net realized gains of $5.7 million in the first nine months of 1994. Net realized gains from sales of investments in 1994 were offset by a loss on certain interest rate swap contracts that no longer effectively hedged interest rate risks in the second quarter of 1994 and were therefore recorded at fair value, resulting in a net realized loss of $21.3 million. Substantially all of the Company's interest rate swap contracts were terminated subsequent to the Acquisition with no additional loss. In addition, during the first nine months of 1995 and 1994, the Company recorded realized losses on the writedown of investments totaling $6.0 million and $1.2 million, respectively, as a result of changes in conditions which caused the Company to conclude that a decline in fair value of the investments was other than temporary.

     The increased level of investment activity in 1995 is the result of more active investment portfolio management by the Company's investment adviser since the Acquisition and planned changes in the fixed maturity investment portfolio to reduce the portfolio's duration and exposure to more volatile CMO investments. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity investments, contributed to the Company's ability to realize gains on investment sales in 1995.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES



     Selling securities at a gain and reinvesting the proceeds at lower yields may, absent other management action, tend to decrease future investment yields. The Company believes, however, that certain factors would mitigate the adverse effect of such decreases as follows: (i) additional amortization of the cost of policies purchased and the cost of policies produced is recognized in the same period as the gain in order to reflect reduced future yields thereby reducing such amortization in future periods (see amortization related to realized gains below); (ii) interest rates credited to some products can be reduced thereby diminishing the effect of the yield decrease on the investment spread; and (iii) the investment portfolio grows as a result of reinvesting the realized gains.

     Interest expense on annuities and financial products increased 22 percent to $194.3 million in the first nine months of 1995 from $158.8 million in the first nine months of 1994 primarily due to: (i) a larger block of annuity business in force in 1995; (ii) higher crediting rates; and (iii) the expensing of the first year interest rate bonuses of approximately $5.9 million in 1995 on policies issued prior to the Acquisition date as a result of the application of purchase accounting on the Acquisition date. Prior to the Acquisition date, such first year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At September 30, 1995, the weighted average crediting rate for the Company's annuity liabilities excluding interest rate bonuses guaranteed for the first year of the annuity contract was 5.4 percent compared to 5.3 percent at September 30, 1994.

     Interest expense on notes payable increased to $25.7 million in the first nine months of 1995 from $6.7 million in the first nine months of 1994 as a result of additional interest on debt incurred to finance the Acquisition, partially offset by reductions in interest expense resulting from: (i) the conversion and retirement of $54.0 million principal amount of the Convertible Debentures; and (ii) the repayment of subsidiary bank debt that had been outstanding prior to the Acquisition.

     Interest expense on investment borrowings increased to $6.7 million in the first nine months of 1995 from $2.8 million in the first nine months of 1994 as a result of higher balances of funds borrowed and a higher cost of funds in 1995.

     Amortization related to operations decreased 11 percent to $26.4 million in the first nine months of 1995 from $29.7 million in the first nine months of 1994. Amortization related to operations in 1994 is comprised solely of amortization of cost of policies produced. Amortization related to operations in 1995 is comprised of amortization of: (i) the cost of policies purchased for business in force at the Acquisition date; and (ii) the cost of policies produced for business written subsequent to the Acquisition date.

     Cost of policies produced represents the cost of producing new business (primarily commissions, bonus interest and certain costs of policy issuance and underwriting) which varies with and is primarily related to the production of new business. Costs deferred may represent amounts paid in the period the new business is written (such as underwriting costs and first year commissions) or in periods after the business is written (such as commissions paid in subsequent years in excess of ultimate commissions paid and bonus interest credited through the first policy anniversary date).

     Cost of policies purchased represents the portion of the cost to acquire the Company that is attributable to the right to receive cash flows from insurance contracts written at the Acquisition date. Some costs incurred subsequent to the Acquisition date on policies issued prior to such date, which otherwise would have been deferred had it not been for the Acquisition (because they vary with and are primarily related to the production of the acquired policies), are expensed. Examples include commissions paid in excess of ultimate commissions and bonus interest. However, such amounts were considered in determining the cost of policies purchased and its amortization. The amount of amortization related to operations in the 1995 period is less than the 1994 period primarily due to costs related to purchased policies that would have been deferred as the cost of policies produced but instead are expensed as either (i) other operating costs or (ii) interest on annuities and financial products.

     Amortization related to realized gains increased to $33.6 million in the first nine months of 1995 from $2.8 million in the first nine months of 1994 primarily as a result of the increase in realized gains discussed above.

                  AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

     Amortization of goodwill of $6.8 million in 1995 reflects amortization of the goodwill recorded at the Acquisition date. Goodwill amortization prior to the Acquisition was insignificant.

     Acquisition and merger expenses reported in 1994 represent costs incurred by the Company related to the Acquisition. These expenses include legal, investment banking, accounting and actuarial fees and certain compensation expense. The aforementioned compensation expense represents amounts incurred when certain unexercised stock options and stock appreciation rights were redeemed in conjunction with the Acquisition.

     Income tax expense increased to $31.7 million in the first nine months of 1995 from $6.7 million in the first nine months of 1994. This increase is primarily due to the increase in pretax income to $83.9 million in the first nine months of 1995 from $18.6 million in the first nine months of 1994. The effective tax rate for 1995 of 38 percent exceeds the statutory corporate federal income tax rate (35 percent) because goodwill amortization is not deductible for federal income tax purposes. The effective tax rate for 1994 of 36 percent exceeded the statutory corporate tax rate because certain acquisition and merger expenses were not deductible for federal income tax purposes, partially offset by a reduction in the valuation allowance for net operating loss carryforwards.

                  AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

     Dividends on preferred stock increased to $5.6 million in the first nine months of 1995 from $1.1 million in the first nine months of 1994 primarily due to the dividends on the 1994 Series Preferred Stock issued in connection with the Acquisition. This increase was partially offset by the elimination of the dividends on the other issues of preferred stock retired at the Acquisition date.

     Third Quarter of 1995 Compared to Third Quarter of 1994 (As Reported)

     Insurance policy income decreased 1 percent to $13.8 million in the third quarter of 1995 from $13.9 million in the third quarter of 1994 as a result of a decrease in premiums (to $6.5 million in 1995 from $7.3 million in 1994) partially offset by an increase in policy fund charges and surrender charges earned on policy withdrawals (to $7.3 million in 1995 from $6.6 million in 1994) consistent with the explanation above for the nine month periods.

     Net investment income increased 22 percent to $105.4 million in the third quarter of 1995 from $86.7 million in the third quarter of 1994 on a 4 percent increase in average invested assets (amortized cost basis) to $4.8 billion in the third quarter of 1995 compared to $4.6 billion in the third quarter of 1994. The percentage increase in net investment income was greater than the percentage increase in average invested assets as a result of the factors discussed above for the nine month periods. Additional investment income resulting from the redemption of fixed maturity investments prior to their regularly scheduled maturity dates is not significant in either three month period.

     Net realized gains (losses) and net trading income often fluctuate from period to period. The Company sold approximately $.4 billion of investments (principally fixed maturities) in the third quarter of 1995 compared to $.1 billion in the third quarter of 1994 which sales resulted in net realized gains of $15.6 million and trading income of $.3 million in the third quarter of 1995 compared to net realized losses of $.1 million in the third quarter of 1994. During the third quarter of 1995, the Company recorded a realized loss on the writedown of a fixed maturity security of $4.5 million as a result of changes in conditions which caused the Company to conclude that the security's decline in fair value was other than temporary.

     The increased level of investment activity in 1995 is consistent with the explanation above for the nine month periods.

     Interest expense on annuities and financial products increased 15 percent to $64.9 million in the third quarter of 1995 from $56.6 million in the third quarter of 1994 due to the factors described above for the nine month periods. First year interest rate bonuses on policies issued prior to the Acquisition date of approximately $1.9 million were expensed in the 1995 period.

     Interest expense on notes payable increased to $8.3 million in the third quarter of 1995 from $2.6 million in the third quarter of 1994 as a result of the factors discussed above for the nine month periods.

     Interest expense on investment borrowings was $2.3 million in the third quarter of 1995. There were no investment borrowings in the third quarter of 1994.

     Amortization related to operations decreased 9 percent to $9.3 million in the third quarter of 1995 from $10.2 million in the third quarter of 1994 consistent with the explanation above for the nine month periods.

     Amortization related to realized gains totaled $4.4 million in the third quarter of 1995 as a result of the increase in realized gains discussed above. There was no amortization related to realized gains in the third quarter of 1994.

     Amortization of goodwill of $2.3 million in 1995 reflects amortization of the goodwill recorded at the Acquisition date. Goodwill amortization prior to the Acquisition was insignificant.

     Acquisition and merger expenses reported in 1994 represent costs incurred by the Company related to the Acquisition. These expenses include legal, investment banking, accounting and actuarial fees and certain compensation expense. The aforementioned compensation expense represents amounts incurred when certain unexercised stock options and stock appreciation rights were redeemed in conjunction with the Acquisition.

     Income tax expense increased to $9.4 million in the third quarter of 1995 from $3.9 million in the third quarter of 1994. This increase is primarily due to the increase in pretax income to $24.4 million in the third quarter of 1995 from $7.9 million in the third quarter of 1994. The effective tax rate for the third quarter of 1995 of 39 percent exceeded the statutory corporate federal income tax rate (35 percent) because goodwill amortization is not deductible for federal income tax purposes. The effective tax rate for the third quarter of 1994 of 49 percent exceeded the statutory corporate tax rate because certain acquisition and merger expenses were not deductible for federal income tax purposes, partially offset by a reduction in the valuation allowance for net operating loss carryforwards.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES



     Dividends on preferred stock increased to $1.9 million in the third quarter of 1995 from $.3 million in the third quarter of 1994 primarily due to the dividends on the 1994 Series Preferred Stock issued in connection with the Acquisition. This increase was partially offset by the elimination of the dividends on the other issues of preferred stock retired at the Acquisition date.

     SALES

     In accordance with generally accepted accounting principles, insurance policy income shown on the Company's consolidated statement of operations consists of premiums received for policies which have life contingencies or morbidity features. For annuity and universal life contracts without such features, premiums collected are not reported as revenues, but rather are reported as deposits to insurance liabilities. Revenues for these products are recognized in the form of investment income and surrender or other charges.

     Net premiums collected in the nine months ended September 30, 1995, were $647.0 million, of which $625.2 million were recorded as deposits to policy liability accounts. This compared to $846.0 million collected and $824.1 million recorded as deposits to policy liability accounts in the nine months ended September 30, 1994. Net premiums collected declined in the first nine months of 1995 compared to the first nine months of 1994 as a result of several factors. New annuity sales (which account for approximately 92 percent of premiums collected) have been negatively impacted by a reduction of American Life and Casualty's ratings to "A-" by two nationally recognized insurance company rating organizations as a result of the Acquisition and related financing transactions. These rating declines have directly affected American Life and Casualty's competitive position in the financial institution marketplace where many financial institutions require an insurer's ratings to be at least "A" resulting in a loss of certain former customers and foregone opportunities for new sales. In addition, American Life and Casualty has generally maintained a less competitive crediting rate position on new business since the Acquisition in order to manage its asset growth relative to its capital position.

     LIQUIDITY AND CAPITAL RESOURCES

     Insurance Operations

     The Company's annuity and life insurance business generally provides the insurance subsidiaries with positive cash flows from premium collections and investment income. Cash flows from insurance subsidiary financing activities principally result from the excess of premium collections from annuities and interest-sensitive insurance contracts over related benefit payments, including withdrawal and surrender payments.

     The increases in policy withdrawals and surrender payments generally correspond to the aging and growth of the Company's annuity business in force, and to a certain extent, during the first nine months of 1995, the reduction of American Life and Casualty's claims - paying ability ratings to "A-" by two nationally recognized insurance company rating organizations as a result of the Acquisition and related financing transactions. In addition, the Company has experienced increases in policyholder utilization of the systematic withdrawal features in several of its annuity policies and an increase in surrenders and withdrawals as a result of interest rates increasing during 1994 and the first quarter of 1995 which has increased the yields on alternative investments.

     Total withdrawals and surrenders by policyholders were 14.4 percent (annualized) and 11.2 percent of the average cash values outstanding during the nine months ended September 30, 1995, and the year ended December 31, 1994, respectively. Withdrawals and surrender payments accelerated in 1994 and 1995 primarily due to a certain policy form principally issued during 1988 through 1990 whose surrender charge declined from 4 percent at the fifth policy anniversary date to zero percent at the sixth policy anniversary date. As these policies reached their sixth anniversary, surrenders occurred. The Company expects the trend of accelerated withdrawals and surrenders of this product to subside over the next 9 months since sales of this product peaked in the second quarter of 1989 and were effectively discontinued after June 30, 1990.

     The following table summarizes the Company's deferred annuity liabilities at September 30, 1995 and December 31, 1994, and sales for the nine months and year then ended, respectively, by surrender charge category (dollars in millions):

                                                     September 30, 1995                           December 31, 1994
                                          ---------------------------------------     -------------------------------------
                                          Annuity                                      Annuity
Surrender charge percent                 deposits   Percent  Liabilities   Percent    deposits  Percent Liabilities Percent
------------------------                 --------   -------  -----------   -------    --------  ------- ----------- -------
No surrender charge...................     $   .1       - %    $   983.7      21%  $     2.1     - %   $  827.0       19%
1 to 3.9 percent......................        -         -          320.7       7         -       -        450.2       10
4 to 6.9 percent......................        5.5        1         550.0      12         9.2      1       588.3       13
7 to 9.9 percent......................       54.9       10         640.7      14       145.1     14       610.7       14
10 to 11.9 percent....................      299.4       52         996.2      21       551.0     53       907.1       20
12 percent and greater................      212.5       37       1,180.0      25       327.4     32     1,061.5       24
                                           ------      ---      --------     ---    --------     --    --------       --
                                           $572.4      100%     $4,671.3     100%   $1,034.8    100%   $4,444.8      100%
                                           ======      ===      ========     ===    ========    ===    ========      ===

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES



     The increase in deferred annuity liabilities that can be surrendered without penalty is principally attributable to the policy form discussed above where the surrender charge declines from 4 percent to zero percent on the sixth policy anniversary.

     Most of the Company's assets are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of its investments or use them to facilitate borrowings under reverse repurchase agreements if such a need arose. At September 30, 1995, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate net unrealized gain of $371.4 million.

     Parent Holding Companies

     The comparison of September 30, 1995, balances to December 31, 1994, balances in the consolidated balance sheet reflects the following: (i) the increase in the fair value of actively managed fixed maturity investments and its effects on the consolidated balance sheet accounts; (ii) investment borrowings of $60.8 million; (iii) a principal payment on notes payable of $15.0 million; and (iv) growth in invested assets, insurance liabilities and retained earnings attributable to the Company's operations.

     The ratio of debt to total capital decreased to .42 to 1 at September 30, 1995, from .65 to 1 at December 31, 1994, as a result of the repayment of debt and the effect of the change in the fair value of actively managed fixed maturity investments. The ratio of debt to total capital excluding the effect of reporting fixed maturities at fair value decreased to .55 to 1 at September 30, 1995, from .61 to 1 at December 31, 1994.

     The Company is expected to incur pre-tax expenses totaling $10.5 million in the fourth quarter of 1995 related to the following: (i) expenses incurred in connection with the terminated initial public offering; (ii) amounts due to the former Chief Executive Officer (who resigned in October 1995) pursuant to employment agreements; and (iii) an extraordinary loss related to the early extinguishment of the senior term loan (in conjunction with the financing transactions described below).

     The Company anticipates the completion of the following financing transactions in the fourth quarter of 1995: (i) the sale of $30 million of equity to Partnership II, partners of Partnership II individually, or other investors pursuant to a private placement; (ii) a capital contribution of $30 million to American Life Holding from the Company using the proceeds from such offering; (iii) a $30 million unscheduled principal payment on the senior term loan by American Life Holding; (iv) the completion of a new credit facility to provide for aggregate borrowings of up to $225 million (the "New Senior Loan"); and (v) the simultaneous borrowing of $125 million under the New Senior Loan and repayment in full of the remaining principal balance under the existing senior term loan using the proceeds from the New Senior Loan.

     The New Senior Loan is expected to provide for $225 million of senior secured credit facilities comprised of: (i) a Term Loan A Facility (the "Term Loan A") in the amount of $105 million; (ii) a Term Loan B Facility (the "Term Loan B") in the amount of $20 million; and (iii) a Revolving Credit Facility (the "Revolver") in an amount of up to $100 million. Management believes the New Senior Loan will provide greater flexibility to American Life Holding than the existing senior term loan because the New Senior Loan: (i) will provide additional available working capital by increasing the aggregate maximum borrowings to $225 million; (ii) will provide for a revolving credit facility;
(iii) will provide for more favorable interest rates; (iv) will have less restrictive convenants; and (v) will have a more favorable repayment schedule.

     Unless otherwise extended, the Revolver will mature, and all principal and interest thereunder will become due and payable, in September 1998. The Term Loan A facility will mature in April 2002, and the Term Loan B facility will mature in April 2003.

     Term Loan A and Term Loan B are to be amortized as follows (dollars in millions):

                                                                                        Term Loan A      Term Loan B
       Payment Date                                                                   payment amount   payment amount
       ------------                                                                   --------------   --------------
       April 1996..................................................................       $   -          $    -
       April 1997..................................................................           -              .25
       April 1998..................................................................          15.0            .25
       April 1999..................................................................          20.0            .25
       April 2000..................................................................          20.0            .25
       April 2001..................................................................          25.0            .25
       April 2002..................................................................          25.0            .25
       April 2003..................................................................           -            18.50

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

       American Life Holding will have the option to prepay the New Senior Loan at any time in full or, subject to certain minimum amounts to be mutually agreed upon, in part. Mandatory prepayments will be required: (i) from 50 percent of Excess Cash Flow (as defined); (ii) upon the sale or disposition of any significant assets other than in the ordinary course of business; and (iii) upon the sale or issuance of debt or equity securities of the Company, American Life Holding or any of its subsidiaries.

       The New Senior Loan will bear interest at the following per annum rates, as selected by American Life Holding from time to time plus the applicable margins: (i) the Bank's Base Rate which is the higher of (a) the rate as publicly announced from time to time by the Bank as its reference rate or (b) the federal funds rate plus one-half of one percent per annum payable quarterly; or (ii) Interbank Offered Rate ("IBOR") (as adjusted for reserves if incurred) for periods of one, two or three or, if available, six months, payable at the end of the applicable interest period (payable quarterly in arrears in the case of the six month IBOR option). The applicable margins for a Base Rate loan will vary from zero to 1.75 percent (depending on the long-term senior debt ratings of American Life Holding), and the applicable margins for an IBOR Rate loan will vary from 1.25 percent to 3.0 percent (depending on such ratings). A per annum non-use fee of .2 percent to .5 percent on the unused portion of the Revolver commitment (except the fee shall be .25 percent on $30 million of the Revolver which may be used to fund the contingent consideration payable upon determination of the Saving Bank Litigation), payable in arrears from the date of execution of the New Senior Loan Agreement. As of September 30, 1995, the interest rate on $115 million principal amount of the existing senior term loan was 8.75 percent. If the New Senior Loan had been in place as of September 30, 1995, the interest rate applicable to Term Loan A and Term Loan B under the New Senior Loan would have been 7.4 percent and 7.9 percent, respectively .

       INVESTMENTS

       The amortized cost and estimated fair value of fixed maturities (all of which were actively managed) were as follows at September 30, 1995:

                                                                                        Gross         Gross     Estimated
                                                                         Amortized   unrealized      unrealized   fair
                                                                           cost         gains         losses      value
                                                                           ----         -----         ------      -----
                                                                                        (Dollars in millions)
United States Treasury securities......................................  $  124.3      $  7.4         $  -      $  131.7
Obligations of states and political subdivisions and foreign
     government obligations............................................      52.0         2.0           1.4         52.6
Public utility securities..............................................     853.3        84.1            .1        937.3
Other corporate securities.............................................   2,097.0       150.5           3.5      2,244.0
Mortgage-backed securities.............................................   1,379.3       133.8           1.4      1,511.7
                                                                         --------      ------         -----     --------
      Total fixed maturities ..........................................  $4,505.9      $377.8         $ 6.4     $4,877.3
                                                                         ========      ======         =====     ========

     The following table sets forth fixed maturity investments at September 30, 1995, classified by rating categories (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by Standard & Poors or Moody's Investor Service or, as to $55.7 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                             Percent of
                                                               ---------------------------------------
                             Investment rating                 Fixed maturities      Total investments
                             -----------------                 ----------------      -----------------

                       AAA...................................           33%                 31%
                       AA....................................           10                  10
                       A.....................................           30                  29
                       BBB...................................           24                  23
                                                                       ---                 ---
                              Investment grade...............           97                  93
                                                                       ---                 ---
                       BB....................................            2                   2
                       B and below...........................            1                   1
                                                                       ---                 ---
                              Below investment grade.........            3                   3
                                                                       ---                 ---
                              Total fixed maturities.........          100%                 96%
                                                                       ===                 ===

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

     At  September  30,  1995,  the  Company's  below   investment  grade  fixed
maturities had an amortized cost of $157.8 million and an estimated fair value of $164.9 million.

     During the first nine months of 1995 and 1994, the Company recorded realized losses for investment writedowns of $6.0 million and $1.2 million, respectively, as a result of changes in the financial condition of an issuer and changes in the value of underlying collateral, which caused the Company to conclude that a decline in fair value of such investments was other than temporary. The Company's investment portfolio is subject to the risk of further declines in realizable value; however, the Company attempts to mitigate this risk through the diversification and active management of its portfolio. As of September 30, 1995, there were no other fixed maturity investments about which the Company has serious doubts as to the ability of the issuer to comply with the contractual terms of their obligations on a timely basis.

     Proceeds from the sales of invested assets were $1.7 billion for the nine months ended September 30, 1995. Such sales resulted in net realized gains of $69.2 million and trading income of $1.1 million. These sales were the result of a more active portfolio management after the Acquisition and the implementation of strategies to: (i) reduce the Company's overall exposure to interest rate risk by, in part, increasing holdings of corporate securities and reducing holdings of mortgage-backed securities; and (ii) enhance liquidity to meet cash flow requirements by reducing the duration of the portfolio to more closely match the estimated average duration of insurance liabilities.

     Proceeds from sales of fixed maturity securities during the first nine months of 1994 were $604 million, of which $596 million were from sales of securities classified as actively managed and $8 million were from the sale of securities classified as held-to- maturity as of January 1, 1994. These sales resulted in net realized gains of $5.8 million. The securities classified as held-to-maturity were sold subsequent to a debtor being placed on credit watch by a nationally recognized rating agency. A loss of $1.6 million was recognized on such sale. The issuer's credit ratings were subsequently downgraded.

     At September 30, 1995, fixed maturity investments included $1.5 billion (31 percent of the fixed maturity investment portfolio) of mortgage-backed securities of which $1.2 billion were collateralized mortgage obligations ("CMOs") and $276.0 million were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches" which provide for sequential retirement of principal rather than the pro rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

     The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates, a variety of economic, geographic and other factors and the repayment priority of the securities in the overall securitization structures.

     In general, prepayments on the underlying mortgage loans, and the securities backed by these loans, increase when the level of prevailing interest rates declines significantly below the interest rates on such loans. Mortgage-backed securities purchased at a discount to par will experience an increase in yield when the underlying mortgages prepay faster than expected. Those securities purchased at a premium that prepay faster than expected will incur a reduction in yield. When declines in interest rates occur, the proceeds from the prepayment of mortgage-backed securities are likely to be reinvested at lower rates than the Company was earning on the prepaid securities. As the level of prevailing interest rates increases, prepayments on mortgage-backed securities decrease as fewer underlying mortgages are refinanced. When this occurs, the average maturity and duration of the mortgage-backed securities increase, which decreases the yield on mortgage-backed securities purchased at a discount because the discount is realized as income at a slower rate and increases the yield on those purchased at a premium as a result of a decrease in annual amortization of the premium.

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs, summarized by interest rates on the underlying collateral at September 30, 1995:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ---------
                                                                                              (Dollars in millions)
Below 7 percent   ..................................................................  $  316.9       $  264.4     $  294.8
7 percent - 8 percent...............................................................     989.8          855.8        938.1
8 percent - 9 percent...............................................................     227.3          207.4        224.6
9 percent and above.................................................................      57.6           51.7         54.2
                                                                                      --------       --------     --------
           Total mortgage-backed securities.........................................  $1,591.6       $1,379.3     $1,511.7
                                                                                      ========       ========     ========

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

       The amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1995, summarized by type of security were as follows (dollars in millions):

                                                                                                 Estimated fair value
                                                                                              --------------------------
                                                                                                               Percent
                                                                            Amortized                          of fixed
Type                                                                          cost            Amount          maturities
----                                                                          ----            ------          ----------
Pass-throughs and sequential and targeted amortization classes............ $   813.0         $  876.4           18%
Support classes...........................................................     103.4            117.4            2
Accrual (Z tranche) bonds.................................................      96.0            112.5            2
Planned amortization classes and accretion directed bonds.................     211.8            233.9            5
Subordinated classes .....................................................     155.1            171.5            4
                                                                            --------         --------           --
                                                                            $1,379.3         $1,511.7           31%
                                                                            ========         ========           ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar roll market. Sequential classes pay in a strict sequence with all principal payments received by the CMO paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing and thus offer slightly better call protection than sequential classes and pass-throughs.

     Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise further and will have a tendency to shorten if interest rates decline. However, since these bonds have current values below par values, higher prepayments will have the effect of increasing yields.

     Accrual bonds are CMOs structured such that the payment of coupon interest is deferred until principal payments begin on these bonds. On each accrual date, the principal balance is increased by the amount of the interest (based upon the stated coupon rate) that otherwise would have been payable. As such, these securities act much the same as zero coupon bonds until cash payments begin. Cash payments typically do not commence until earlier classes in the CMO structure have been retired, which can be significantly influenced by the prepayment experience of the underlying mortgage loan collateral in the CMO structure. Because of the zero coupon element of these securities and the potential uncertainty as to the timing of cash payments, their market values and yields are more sensitive to changing interest rates than other CMOs, pass-through securities and coupon bonds.

     Planned amortization classes and accretion directed bonds are some of the most stable and liquid instruments in the mortgage-backed securities market. Planned amortization class bonds adhere to a fixed schedule of principal payments provided that the underlying mortgage collateral experiences prepayments within a certain range. Changes in prepayment rates are first absorbed by support classes which insulate the planned amortization classes from the consequences of both faster prepayments (average life shortening) and slower prepayments (average life extension).

     Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowners' defaults.

     At September 30, 1995, the mortgage loan portfolio was diversified across 76 properties with an average loan size of approximately $.9 million. Approximately 99 percent of the loans are commercial loans including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Less than 1 percent of mortgage loans were noncurrent at September 30, 1995. There were no realized losses on mortgage loans during the nine months ended September 30, 1995 and 1994. At September 30, 1995, the Company had a loan loss reserve of $1.4 million.

     Borrowings under reverse repurchase agreements and dollar-roll transactions were $60.8 million at September 30, 1995, and were collateralized by pledged securities with fair values approximately equal to the borrowings. Such borrowings averaged approximately $156.3 million during the first nine months of 1995.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

     STATUTORY INFORMATION

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ in many respects from those governing the preparation of financial statements under generally accepted accounting principles ("GAAP"). Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. The Company's insurance subsidiaries follow certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not enhance statutory surplus. Further, the Company's insurance subsidiaries do not have any reinsurance agreements generally known as "surplus relief reinsurance" which have the effect of increasing statutory surplus at inception and reducing statutory surplus in subsequent years as amounts are recaptured by reinsurers. After appropriate eliminations of intercompany accounts, the Company's life insurance subsidiaries reported combined statutory net income of $23.8 million for the nine months ended September 30, 1995, and the following amounts with respect to their combined statutory capital and surplus at September 30, 1995 (dollars in millions):


           Statutory capital and surplus..............................................      $215.6
           Asset valuation reserve....................................................        33.5
           Interest maintenance reserve ..............................................        24.9
                                                                                            ------
              Total...................................................................      $274.0
                                                                                            ======

     American Life and Casualty's surplus includes a surplus note with a balance of $50.0 million at September 30, 1995. The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty is subject to regulation by the Iowa Insurance Division. Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of (1) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year or (2) 10 percent of its statutory surplus at the preceding December 31. For 1995, up to $38.1 million can be distributed as dividends or surplus note payments by American Life and Casualty (of which $34.4 million had been distributed through September 30, 1995) without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At September 30, 1995, American Life and Casualty had earned surplus of $110.2 million.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

        The Savings Bank Litigation involves a suit filed by the Company on August 15, 1990 in the United States Court of Federal Claims (the "Court of Federal Claims") against the United States of America for breach of certain contractual agreements which were made by certain former government regulatory agencies to induce the Company to capitalize its former savings bank subsidiary (the "Savings Bank") in connection with the acquisition of four failed thrift institutions in March 1988 and the subsequent seizure of the Savings Bank by the Office of Thrift Supervision ("OTS") in July 1990. The Company claims that the defendant breached its contractual agreements with respect to regulatory capital and contends that this breach, which resulted in the disallowance of $21 million of capital which the defendant contractually promised would be considered capital assets for a specified period of time for regulatory accounting purposes and such subsequent seizure, constitutes a breach of contract and an unconstitutional taking of the Company's property.

        The Savings Bank Litigation seeks monetary damages from the government, including recovery of: (i) the Company's investment in the Savings Bank of 143,640 shares of the 1988 Series Preferred Stock and $8.4 million of cash and
(ii) compensation for costs incurred and the value of benefits conferred on the defendant through the Company's purchase, operation and management of the Savings Bank. Total damages sought by the Company exceed $30 million.

        On July 24, 1992, the Court of Federal Claims granted the Company's motion for summary judgment as to the defendant's liability for breach of contract in the Savings Bank Litigation. The court also consolidated this case with two others and certified these cases for interlocutory appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals"). Subsequently, the Court of Appeals entered a judgment reversing the order of' the Court of Federal Claims by a decision of two to one, and the Company filed a Petition for Rehearing with Suggestion for Rehearing in Banc (the "Rehearing Petition") with the Court of Appeals. On August 18, 1993, the Court of Appeals accepted the Rehearing Petition, vacated the judgment which was entered in favor of the defendant and withdrew its opinion accompanying such judgment. On August 30, 1995, the Court of Appeals, in banc, affirmed the summary judgment of the Court of Federal Claims in the Company's favor by a decision of nine to two. The United States of America has not indicated whether it intends to petition for certiorari to the United States Supreme Court. In the event the case is not taken up to the Supreme Court, a trial will be held in the Court of Federal Claims to determine damages related to the breach of contract by the United States.

        In conjunction with the Acquisition, each share of Common Stock and each common stock equivalent outstanding immediately prior to the Acquisition received a Contingent Payment Right, designed to provide holders with certain financial benefits that the Company may receive if the Company prevails in the Savings Bank Litigation. If the rights of the holder of the 1988 Series Preferred Stock were not an issue in the Savings Bank Litigation, the 1988 Series Preferred Stock would be convertible, at the option of the holder thereof, into approximately $30 million in connection with the Acquisition.

        If the Savings Bank Litigation results in the return of the 1988 Series Preferred Stock to the Company, the $30 million amount referred to above will be payable to the holders of the Contingent Payment Rights, together with any money damages recovered by the Company, subject to certain adjustments and limitations. If, however, the Company is unsuccessful in the Savings Bank Litigation, the 1988 Series Preferred Stock will remain outstanding, and the $30 million will instead become payable to the holder of the 1988 Series Preferred Stock upon the conversion thereof or as otherwise directed by the court. In addition, the Company may be liable for dividends on the 1988 Series Preferred Stock. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the Company is unable to predict when such $30 million will become payable.

        The Company, Vulcan Life and certain of its independent agents have been named as defendants in litigation in the state of Alabama concerning life insurance products sold to school teachers in the late 1980's. The cases are:
(i) Sentell, et al. v. Vulcan Life Insurance Company et al., filed in the Circuit Court for Pickens County, Alabama, on August 22, 1994; (ii) Rembert, et al. v. Vulcan Life Insurance Company et al., filed on June 29, 1995, and pending in the United States District Court for the Southern District of Alabama, Northern Division; (iii) Baldwin et al. v. Vulcan Life Insurance Company et al., filed on July 6, 1995, and pending in the United States District Court for the Southern District of Alabama, Northern Division; (iv) Thomas, et al., v. Charley, et al., filed in the Circuit Court of Wilcox County, Alabama on or about December 20, 1994; and (v) Wheeler v. Vulcan Life Insurance Company, et al., filed in the Circuit Court in Lamar County, Alabama on May 18, 1995 (all cases are referred to herein as the "Vulcan Life Litigation"). The plaintiffs in the Vulcan Life Litigation allege, among other things, that the agent defendants misrepresented that the life products were part of an employee benefit plan and that such plan would pay the premiums for their policies although, under the Code, life insurance products may not be purchased through such a plan. The plaintiffs allege that they purchased the life insurance products because of such alleged misrepresentations. The plaintiffs have requested an award of compensatory and punitive damages of unspecified amounts. The defendants have denied any liability and have raised numerous defenses including the statute of limitations.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES




        In addition to the foregoing, the Company's subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their businesses. These proceedings in some instances include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or claims for equitable relief. In management's opinion, after consultation with counsel and a review of available facts, these proceedings will be ultimately resolved without materially affecting the financial condition of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibits.

     11.1     Computation of Earnings Per Share - Primary and Fully Diluted.

     27.0     Financial Data Schedule.

b)   No reports on Form 8-K were filed for the quarter ended September 30, 1995.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES







                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        AMERICAN LIFE GROUP, INC.


Dated: November 10, 1995              By: /s/ ROLLIN M. DICK
                                          -------------------
                                          Rollin M. Dick,
                                          Executive Vice President and
                                           Chief Financial Officer
                                           (authorized officer and principal
                                             financial officer)