Form 10-K405
period 1995-12-31
AMERICAN LIFE GROUP INC
filed 1996-04-01
CIK 93779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-K



[X]      Annual report pursuant to Section
             13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required] For the fiscal year ended December 31, 1995 or

[ ]      Transition report pursuant to Section 13 or 15(d) of
             the Securities Exchange Act of 1934 [Fee Required] For the transition period from to

                         Commission file number: 0-1283
                            American Life Group, Inc.

                  Delaware                                No. 42-0951848
           State of Incorporation                RS Employer Identification No.

          1100 Des Moines Building
            Des Moines, Iowa 50309                         (515) 284-7500
   Address of principal executive offices                     Telephone

   Securities registered pursuant to Section 12(b) of the Act: None

   Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

    Aggregate market value of common stock held by nonaffiliates: Effective September 29, 1994, the Company's common stock is no longer traded on an established public trading market.

    Shares of common stock outstanding as of February 22, 1996: 13,442,075

    DOCUMENTS INCORPORATED BY REFERENCE:  None

                                     PART I

     ITEM 1. BUSINESS OF AMERICAN LIFE GROUP, INC.

     Background

     American Life Group, Inc. (the "Company" or "AGP") (formerly The Statesman Group, Inc. prior to its name change in August 1995) is an insurance holding company specializing in the development, marketing, issuance and administration of individual fixed annuity products and, to a lesser extent, individual life insurance products through its insurance subsidiaries, American Life and Casualty Insurance Company ("American Life and Casualty"), Des Moines, Iowa and Vulcan Life Insurance Company ("Vulcan Life"), Birmingham, Alabama. The Company, through its wholly owned subsidiary, American Life Holding Company ("American Life Holding"), owns 100 percent of American Life and Casualty, which owns 98 percent of Vulcan Life.

     American Life and Casualty and Vulcan Life are licensed to sell annuities and life insurance in 48 states and the District of Columbia. The Company collected $825.6 million of annuity deposits and insurance premiums in 1995, of which approximately 94 percent (99 percent of first year premiums) was from the sale of annuities. At December 31, 1995, the Company had approximately 288,000 individual policies in force.

     The Company was incorporated under the laws of the State of Delaware on March 2, 1959. Its executive offices are located at 1100 Des Moines Building, Des Moines, Iowa, 50309, and its telephone number is (515) 284-7500.

     On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition of the Company (the "Acquisition") pursuant to an Agreement and Plan of Merger, providing for the merger of AGP with a subsidiary of Partnership II. The Company's former stockholders received $15.25 in cash per common equivalent share plus a contingent payment right to receive up to another $2.00 in cash per common equivalent share based on the outcome of the Company's pending litigation against the U.S. Government concerning the Company's former savings bank subsidiary (for further discussion see "Item 3 - Legal Proceedings" and note 9 to the consolidated financial statements).

     Partnership II was formed by Conseco, Inc. ("Conseco") to invest in privately negotiated acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. The sole general partner of Partnership II is a wholly owned subsidiary of Conseco. Conseco is a publicly-held company that owns, operates and provides services to companies in the financial services industry (primarily life insurance companies). Partnership II owns 80 percent of the Company's outstanding common stock and Conseco, through its direct investment and interests in certain of its subsidiaries and affiliates, has approximately a 36 percent ownership interest in the Company. In March 1996, Conseco announced it is terminating Partnership II because changes in the regulatory and rating agency environment have made it impractical to structure leveraged acquisitions of life insurance companies in a manner that produces the expected returns to the limited partners. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. In any event, Partnership II's assets must be distributed within two years of the effective date of dissolution.

Products

     The Company's products include single premium deferred annuities ("SPDAs"), flexible premium deferred annuities ("FPDAs"), single premium immediate annuities, interest-sensitive life insurance products (primarily universal life insurance), traditional life insurance products and accident and health insurance products. Of the $825.6 million of annuity deposits and insurance premiums collected in 1995, approximately 91 percent were from sales of deferred annuities, 6 percent were from life insurance products, 3 percent were from single premium immediate annuities and less than 1 percent were from accident and health insurance products.

     Annuities accounted for $777.2 million of the Company's annuity deposits and insurance premiums collected in 1995. In general, a SPDA is a savings vehicle in which the policyholder, or annuitant, makes a single premium payment to an insurance company which guarantees the principal and accrues a stated rate of interest. After a number of years, as specified in the annuity contract, the annuitant may elect to take the proceeds of the annuity in a single payment, a specified income for life for a fixed number of years or a combination of certain and life contingent payments. FPDAs are similar to SPDAs in many respects, except that FPDAs allow additional premium payments in varying amounts.

     The Company's SPDAs and FPDAs typically have an interest rate (the "crediting rate") that is guaranteed by the Company for the first policy year, after which the Company has the discretionary ability to change the crediting rate to any rate not below a guaranteed minimum rate generally ranging from 3.0 percent to 5.5 percent. The initial crediting rate is largely a function of the interest rate the Company can earn on invested assets acquired with the new annuity fund deposits and the rates offered on similar products by the Company's competitors. For subsequent adjustments to crediting rates, the Company takes into account the yield on its investment portfolio, annuity surrender assumptions, competitive industry pricing and the crediting rate history for particular groups of annuity policies with similar characteristics. Since 1992, approximately 84 percent of the Company's new annuity sales have been "bonus" products. The initial crediting rate on these products specifies a bonus crediting rate ranging from 1 percent to 8 percent of the annuity deposit for the first policy year only, after which the bonus interest portion of the initial crediting rate is automatically discontinued and the renewal crediting rate is established. Commissions to agents are generally reduced by 3 or more percentage points on products with bonus crediting rates of 3 percent or more to partially compensate the Company for the higher initial crediting rate on these products. As of December 31, 1995, crediting rates on the Company's outstanding SPDAs and FPDAs generally ranged from 5.0 percent to 9.8 percent with an average rate, including interest bonuses guaranteed for the first year of the annuity contract only, of 5.7 percent (the average rate exclusive of the bonuses was 5.3 percent).

     The policyholder is typically permitted to withdraw all or a part of the premium paid plus the accumulated interest credited to his account (the "accumulation value"), subject in many cases to the assessment of a surrender charge for withdrawals in excess of specified limits. Most of the Company's SPDAs and FPDAs provide for penalty-free withdrawals of up to 10 percent of the accumulation value each year, subject to limitations. Withdrawals in excess of allowable penalty-free amounts are assessed a surrender charge during a penalty period which generally ranges from five to 12 years after the date a policy was issued. The surrender charge is initially 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the penalty period. Surrender charges are set at levels to protect the Company from loss on early terminations and to reduce the likelihood of policyholders terminating their policies during periods of increasing interest rates, thereby lengthening the effective duration of policy liabilities and better enabling the Company to maintain profitability on such policies. In addition, beginning in September 1995, the Company offered a deferred annuity product with a "market value adjustment" feature that is designed to provide the Company with additional protection from early terminations during a period of rising interest rates by reducing the surrender value payable upon a full or partial surrender of the policy in excess of the allowable penalty-free withdrawal amount. Conversely, during a period of declining interest rates, the market value adjustment feature would increase the surrender value payable to the policyholder.

     Life insurance products accounted for $44.8 million of the Company's annuity deposits and insurance premiums collected in 1995. The Company offers a portfolio of interest-sensitive life insurance products, including single and flexible premium universal life insurance products and single premium whole life products and traditional life insurance, including term insurance. The principal differences among these types of products offered by the Company relate to policy provisions affecting the amount and timing of premium payments. The Company derived approximately one-third of its life insurance premiums from several group term life insurance programs, including a program established in 1963 for members of state National Guard Associations. On December 31, 1995, the Company entered into a coinsurance agreement that ceded the National Guard group insurance to another life insurance company.

     The Company's interest-sensitive life insurance products offer policyholders life insurance protection and the opportunity to accumulate assets at competitive interest rates. Interest-sensitive life insurance products have similar characteristics to annuities with respect to the crediting of a current rate of interest above a guaranteed minimum rate and the use of surrender charges to discourage premature withdrawal of cash values. The surrender charges are typically larger and decline over a longer period. Interest-sensitive life insurance policies also generally provide for charges against the policyholder's account balance for the cost of insurance and administrative expenses.

     Accident and health insurance is no longer being actively marketed by the Company. Premiums are being generated principally from renewals of guaranteed renewable and non-cancelable individual plans.

         Premium collections by product type for the periods presented are as follows:


                                                                              Years ended December 31,
                                                          ------------------------------------------------------------
                                                          1995         1994          1993          1992           1991
                                                          ----         ----          ----          ----           ----
                                                                                  (Dollars in millions)
First year premiums collected:
   Traditional individual life.......................   $    1.1    $     1.7     $    1.7       $  1.4        $  1.3
   Universal life....................................        4.2          3.8          4.1          5.0           5.5
                                                         -------     --------      -------       ------        ------

     Total life......................................        5.3          5.5          5.8          6.4           6.8
   Individual annuities .............................      754.0      1,055.5        989.9        434.7         306.8
                                                         -------     --------      -------       ------        ------

     Total first year premiums.......................      759.3      1,061.0        995.7        441.1         313.6
                                                         -------     --------      -------       ------        ------

Renewal premiums collected:
   Traditional individual life.......................       13.5         13.4         12.9         13.6          14.0
   Universal life....................................       15.7         15.5         14.9         14.5          14.3
   Group life and other..............................       14.2         15.1         15.0         16.1          16.6
                                                         -------     --------      -------       ------        ------

     Total life......................................       43.4         44.0         42.8         44.2          44.9
   Individual annuities .............................       23.2         24.8         26.1         24.1          27.4
   Accident and health...............................        4.1          4.4          4.7          4.7           5.0
                                                         -------     --------      -------       ------        ------

     Total renewal premiums..........................       70.7         73.2         73.6         73.0          77.3
                                                         -------     --------      -------       ------        ------

     Total gross premiums............................      830.0      1,134.2      1,069.3        514.1         390.9

Reinsurance ceded....................................       (4.4)        (5.1)        (4.4)        (4.4)         (4.7)
                                                         -------     --------     --------       ------        ------

     Net premiums collected..........................   $  825.6     $1,129.1     $1,064.9       $509.7        $386.2
                                                        ========     ========     ========       ======        ======


Insurance liabilities and life insurance in force as of the dates presented are as follows:

                                                                                         December 31,
                                                                                    -----------------------
                                                                                    1995               1994
                                                                                    ----               ----
                                                                                      (Dollars in millions)
     Insurance liabilities:
       Deferred annuities..................................................        $4,716.4          $4,444.8
       Universal life-type contracts.......................................           234.2             225.6
       Traditional life insurance contracts................................            87.0              78.0
       Limited-payment contracts...........................................             8.1               8.3
       Individual accident and health......................................             7.2               7.5
       Group life and health...............................................             3.3               3.2
       Other policyholders' funds and claims payable.......................            92.5              76.4
                                                                                   --------          --------

           Total insurance liabilities.....................................        $5,148.7          $4,843.8
                                                                                   ========          ========


     Life insurance in force:
       Individual life:
         Universal life....................................................        $1,598.4          $1,616.5
         Single premium life...............................................           180.4             181.4
         Traditional whole life............................................           595.3             637.1
         Individual term...................................................         1,364.7           1,385.1
                                                                                  ---------          --------

           Gross individual life insurance.................................         3,738.8           3,820.1
       Reinsurance ceded...................................................          (949.9)           (926.9)
                                                                                  ---------          --------

           Net individual life insurance..................................          2,788.9           2,893.2
                                                                                  ---------          --------

       Group life and other................................................         3,727.1           3,794.9
       Reinsurance ceded on group life and other (a).......................        (3,700.3)            (25.0)
                                                                                  ---------          --------

           Net group life insurance and other..............................            26.8           3,769.9
                                                                                  ---------          --------

           Net life insurance in force.....................................        $2,815.7          $6,663.1
                                                                                   ========          ========

(a)  In  1995,  the  Company  entered  into  a  reinsurance   contract  to  cede
substantially all of its group life insurance.

Marketing and Distribution

     The Company maintains a diverse distribution network and provides high quality service to its agents and policyholders. The Company markets its products through a general agency and insurance brokerage distribution system comprised of approximately 25,000 independent licensed agents located in the 48 states in which the Company is licensed to transact business.

     The insurance brokerage distribution system is comprised of insurance brokers and marketing organizations. In the past several years, the Company has pursued a strategy to increase the size of its brokerage distribution network by developing relationships with national and regional marketing organizations. These organizations typically recruit agents for the Company by advertising the Company's products and its commission structure, through direct mail advertising, or through seminars for insurance agents and brokers. These organizations bear most of the costs incurred in marketing the Company's products. The Company compensates the marketing organizations by paying them a percentage of the commissions earned on new annuity and life insurance policy sales generated by the agents recruited by such organizations. The Company generally does not enter into exclusive arrangements with these marketing organizations. The insurance brokerage distribution network accounted for approximately 85 percent of 1995 annuity sales (75 percent in 1994).

     The Company also distributes its products through financial institutions which accounted for approximately 10 percent of 1995 annuity sales (20 percent in 1994). Financial institutions are particularly sensitive to an insurance company's ratings, and several large financial institution accounts were lost and other prospective accounts did not materialize in 1995 and 1994 due to American Life and
                                                             5

Casualty's ratings downgrades which resulted from the Acquisition. In response, the Company shifted its marketing emphasis toward smaller financial institutions such as community banks and credit unions that are generally less sensitive to an insurance company's ratings than are larger financial institutions.

     The Company's distribution costs, which principally consist of commissions to agents based upon premiums actually received, are largely variable.
Management believes that its distribution methods and relatively low average premium per annuity ($29,000 in 1995) result in a lower policy termination rate and more stable earnings than a strategy emphasizing larger individual sales or relying on substantial sales through stock brokerage firms.

     The Company does not believe that the loss of any agent, broker or organization would have a material adverse effect on its operating results. No single agent, insurance broker or marketing organization accounted for more than 10 percent of annuity deposits and insurance premium collections in any of the past five years. The seven states with the largest shares of premiums collected in 1995 were Florida (11.9 percent), California (8.1 percent), Pennsylvania (6.5 percent), Michigan (6.4 percent), Texas (6.2 percent), Illinois (6.0 percent) and New Jersey (5.6 percent). No other state accounted for more than 4 percent of total collected premiums in 1995.

Competition and Ratings

     The insurance industry is highly competitive and consists of a large number of insurance companies, many of which are substantially larger and have greater financial resources, higher ratings, broader and more diversified product lines, larger sales forces and/or more widespread agency and brokerage relationships than the Company. Competition also is encountered from the expanding number of banks, securities brokerage firms and other financial intermediaries which market insurance products and offer competing products, such as mutual fund products, traditional bank investments and/or other investment and retirement funding alternatives. Insurers compete with other insurance companies, financial intermediaries and other institutions based on a number of factors, including pricing and other product terms and service provided to distributors and policyholders. The Company must also compete with other insurers to attract and retain the allegiance of agents.

     Crediting rates, commissions, the perceived quality of the insurer, product features and service are generally the principal factors influencing an agent's willingness and ability to sell particular annuity products. The Company does not have exclusive agency agreements with its agents and believes most of these agents sell products, similar to those sold by American Life and Casualty, for other insurance companies. This can result in reduced sales if for any reason American Life and Casualty is relatively less competitive or there are concerns about asset quality or a rating downgrade.

       In addition, over the past two years the Company has experienced increased competition from issuers of variable annuity and life insurance products. Variable annuities differ from the annuities that the Company offers in that the annuitant's rate of return is dependent upon the investment performance of the particular equity, fixed income, money market, asset allocation or other mutual fund selected by the annuitant. The Company does not currently have any variable annuity products available but expects to consider the development of this product in the future.

     An important competitive factor for life insurance companies is the ratings they receive from nationally recognized rating organizations. Agents, brokers, marketing companies and financial institutions who market the Company's products and prospective purchasers of the Company's products use the ratings of an insurer as one factor in determining which insurer's annuity to market or purchase. American Life and Casualty and Vulcan Life are rated "A- (Excellent)" by A.M. Best Company ("A.M. Best"). Publications of A.M. Best indicate the "A-" rating is assigned to those companies that, in A.M. Best's opinion, have achieved excellent overall performance when compared to the standards established by A.M. Best and have demonstrated a strong ability to meet their obligations to policyholders over a long period of time. American Life and Casualty has also been assigned a claims-paying rating of "A- (Good)" by Standard & Poor's Corporation ("Standard & Poor's"). An "A" is assigned by Standard & Poor's to those companies which, in its opinion, have a secure claims-paying ability and whose financial capacity to meet policyholder obligations is viewed on balance as sound, but their capacity to meet such policyholder obligations is somewhat more susceptible to adverse changes in economic or underwriting conditions than more highly rated insurers. According to Standard & Poor's, a minus (-) sign attached to a Standard & Poor's claims-paying rating shows relative standing within a ratings category. A.M. Best's rating and Standard & Poor's claims-paying rating are principally based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors. Given the competitive nature of the Company's business and the increasing focus placed on the aforementioned ratings, the Company manages its business with the objective of preserving existing ratings and, where possible, achieving more favorable ratings. There can be no assurance that any particular rating will continue for any given period of time or that it will not be changed or withdrawn entirely if, in the judgment of the rating agency, circumstances so warrant. If the Company's ratings were downgraded from their current levels, sales of its products and the persistency of its in force business could be materially and adversely affected.

Reinsurance

     Consistent with the general practice of the life insurance industry, the Company reinsures portions of the coverage provided by their insurance products with other insurance companies under agreements of indemnity reinsurance. Reinsurance assumed from other insurers is not significant. Indemnity reinsurance agreements are intended to limit a life insurer's maximum loss on a large or unusually hazardous risk or to obtain a greater diversification of risk. Indemnity reinsurance does not discharge the original insurer's primary liability to the insured. The Company's reinsured business is ceded to numerous reinsurers. The amount of business ceded to any one reinsurer is not material. The Company believes the assuming companies are able to honor all contractual commitments, based on the Company's periodic reviews of their financial statements, insurance industry reports and reports filed with state insurance departments.

     As of December 31, 1995, the Company's policy risk retention limit on the life of any one individual is $.1 million and aggregate reinsurance ceded by the Company of $4.7 billion represented 62 percent of gross combined life insurance in force. At December 31, 1995, the reinsurance receivable balance from the Company's largest reinsurer was $4.0 million, and no other balance from a single reinsurer exceeded $1.5 million.

Underwriting

     Substantially all the life insurance policies issued by the Company are underwritten individually, although standardized underwriting procedures have been adopted for certain coverages. After initial processing, each file is reviewed and the information needed to make an underwriting decision (such as medical examinations, doctors' statements and special medical tests) is obtained. After the information is collected and reviewed, the Company either issues the policy as applied for, issues the policy with an extra premium charge because of unfavorable factors, or rejects the application. Group insurance policies are underwritten based on the characteristics of the group and its past claim experience. Underwriting with respect to SPDAs and FPDAs is minimal.

Investments

     Investment activities are an integral part of the Company's business; investment income is the most significant component of the Company's total revenues. The Company's investment strategy seeks to: (i) maintain a diversified predominantly investment grade fixed income portfolio; (ii) provide adequate liquidity to meet the cash flow requirements of policyholder and other obligations; and (iii) maximize current income and total investment return through active investment management.

     Since the Acquisition, the Company's investment portfolio has been managed by Conseco Capital Management, Inc., ("CCM") a registered investment advisor wholly owned by Conseco. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments" for discussion of the Company's portfolio management activities since the Acquisition.

     The Company attempts to manage its assets and liabilities so that income and principal payments received from investments are adequate to meet the cash flow requirements of its policyholder liabilities. Approximately 97 percent of the Company's insurance liabilities may be partially or totally surrendered at the policyholders' option, subject to surrender charges or other limitations, when applicable. The cash flows of the Company's liabilities are affected by actual maturities, surrender experience and credited interest rates. The Company periodically performs cash flow studies under various interest rate scenarios to evaluate the adequacy of expected cash flows from its assets to meet the expected cash requirements of its liabilities. The Company utilizes these studies to determine if it is necessary to lengthen or shorten the average life and duration of its investment portfolio. (The "duration" of a security is the time weighted present value of the security's expected cash flows and is used to measure a security's price sensitivity to changes in interest rates.) At December 31, 1995, the adjusted modified duration of fixed maturities and short-term investments was approximately 5.8 years and the estimated duration of the Company's insurance liabilities was approximately 6.1 years.

     For additional information regarding the composition and diversification of the Company's fixed maturity investments, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Investments."

Regulation

     Insurance companies are subject to regulation and supervision by the states in which they transact business. The laws of these jurisdictions generally establish agencies with broad regulatory authority, including powers to: (i) grant and revoke licenses to transact business; (ii) regulate and supervise trade practices and market conduct; (iii) establish guaranty associations; (iv) license agents; (v) approve policy forms; (vi) approve premium rates for some lines of business; (vii) establish reserve requirements; (viii) prescribe the form and content of required financial statements and reports; (ix) determine the reasonableness and adequacy of statutory capital and surplus; and (x) regulate the type and amount of permitted investments.

     Most states also have enacted legislation which regulates insurance holding company systems, including acquisitions, extraordinary dividends, the terms of surplus notes, the terms of affiliate transactions and other related matters. Currently, the Company and its insurance subsidiaries have registered as holding company systems pursuant to such legislation in Iowa and Alabama and routinely report to other jurisdictions.

     The federal government does not directly regulate the insurance business. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation and federal taxation, do affect the insurance business. Recently, increased scrutiny has been placed upon the insurance regulatory framework, and a number of state legislatures have considered or enacted legislative proposals that alter, and in many cases increase, the authority of state agencies to regulate insurance companies and holding company systems. In addition, legislation has been introduced from time to time in recent years which, if ever enacted, could result in the federal government assuming a more direct role in the regulation of the insurance industry.

     State insurance regulators and the National Association of Insurance Commissioners (an association of state regulators and their staffs, the "NAIC") are continually re-examining existing laws and regulations and their application to insurance companies. In recent years, the NAIC has approved and recommended to the states for adoption and implementation several regulatory initiatives designed to decrease the risk of insolvency of insurance companies in general. These initiatives include risk based capital ("RBC") requirements for determining the levels of statutory capital and surplus an insurer must maintain in relation to its investment and insurance risks. The NAIC regulatory initiatives also impose restrictions on an insurance company's ability to pay dividends to its stockholders. These initiatives may be adopted by the various states in which the Company's insurance subsidiaries are licensed, but the ultimate content and timing of any statutes and regulations adopted by the states cannot be determined at this time. It is not possible to predict the future impact of changing state and federal regulations on the Company's operations, and there can be no assurance that existing insurance related laws and regulations will not become more restrictive in the future or that laws and regulations enacted in the future will not be more restrictive.

     The NAIC's RBC requirements, which became effective December 31, 1993, are intended to be used by insurance regulators as an early warning tool to identify deteriorating or weakly capitalized companies for the purpose of initiating regulatory action. Such requirements are not designed as a ranking mechanism for adequately capitalized companies. In addition, the formula defines a new minimum capital standard which supplements the low, fixed minimum capital and surplus requirements previously implemented on a state-by-state basis.

     The NAIC's RBC requirements provide for four levels of regulatory attention, depending on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC. If a company's total adjusted capital is less than 100 percent but greater than or equal to 75 percent of its RBC, or if a negative trend has occurred (as defined by the regulations) and total adjusted capital is less than 125 percent of its RBC (the "Company Action
Level"), the company must submit a comprehensive plan to the regulatory authority which discusses proposed corrective actions to improve its capital position. If a company's total adjusted capital is less than 75 percent but greater than or equal to 50 percent of its RBC (the "Regulatory Action Level"), the regulatory authority will perform a special examination of the company and issue an order specifying corrective actions that must be followed. If a company's total adjusted capital is less than 50 percent but greater than or equal to 35 percent of its RBC (the "Authorized Control Level"), the regulatory authority may take any action it deems necessary, including placing the company under regulatory control. If a company's total adjusted capital is less than 35 percent of its RBC (the "Mandatory Control Level"), the regulatory authority is mandated to place the company under its control. The total adjusted capital of American Life and Casualty at December 31, 1995, was approximately two times the Company Action Level.

     In the event of default on the Company's debt or the bankruptcy, liquidation or other reorganization of the Company, the creditors and shareholders of the Company would have no right to proceed against the assets of the Company's insurance subsidiaries. If American Life and Casualty or Vulcan Life were to be liquidated, such liquidation would be conducted by the Iowa Insurance Commissioner or the Alabama Insurance Commissioner, as the case may be, as the receiver with respect to such insurance company's property and business. Under the Iowa and Alabama insurance laws, all creditors of the Company's insurance subsidiaries, including, without limitation, holders of its reinsurance agreements and the various state guaranty associations, would be entitled to payment in full from such assets before the Company as a shareholder would be entitled to receive any distribution.

     Effective for annual statements filed for the year ending December 31, 1992, insurance companies are required to establish an asset valuation reserve consisting of two components: (i) a "default component" which provides for future credit-related losses on fixed maturity investments; and (ii) an "equity component" which provides for losses on all types of equity investments, including real estate. Insurers are also required to establish an interest maintenance reserve ("IMR") for fixed maturity realized capital gains and losses, net of tax, related to changes in interest rates. The IMR is required to be amortized into earnings on a basis reflecting the remaining period to maturity of the fixed maturity securities sold. These reserves are required by state insurance regulatory authorities to be established as a liability on a life insurer's statutory financial statements, but do not affect financial statements of the Company prepared in accordance with generally accepted accounting principles ("GAAP"). Although future additions to such reserves are expected to reduce future statutory surplus, the Company does not believe that the impact of such current reserve requirements will affect its ability to pay dividends to its stockholders.

     The Life/Health Task Force of the NAIC recently adopted Actuarial Guideline No. 33 (the "Guideline") which defines minimum reserves for certain annuity products (including certain of the Company's annuity products) which have multiple benefit streams. The requirements of the Guideline affect the accounting for applicable contracts issued on or after January 1, 1981, in financial statements prepared for state regulatory authorities for years ending on or after December 31, 1995. The effect of implementing the Guideline on the December 31, 1995, financial statements prepared for state regulatory authorities by the Company's insurance subsidiaries was immaterial.

     Approximately once every three to five years as part of their routine regulatory oversight process, insurance departments conduct detailed examinations of the books, records and accounts of insurance companies domiciled in their states. Such examinations are generally conducted in cooperation with the departments of two or three other states, under guidelines promulgated by the NAIC. An examination of American Life and Casualty was completed in 1995 for the years 1991, 1992 and 1993. The conclusions reached in the examination report did not have a material adverse effect on either the Company's or American Life and Casualty's business or operations. Vulcan Life was last examined as of December 31, 1991, and the conclusions reached did not have a material adverse effect on either the Company's or Vulcan Life's business or operations.

     Under  the  solvency  or  guaranty  laws of most  states  in which  they do business, the Company's insurance subsidiaries may be required to pay assessments (up to certain prescribed limits) to guaranty funds, which are established by various states to fund policyholder losses or liabilities of insolvent or rehabilitated insurance companies. These assessments may be deferred or forgiven under most guaranty laws if they would threaten an insurer's financial strength. In certain instances, the assessments may be offset against future premium taxes. Prior to 1991, these assessments were not material. However, the amount of such assessments has increased in recent years. The Company's insurance subsidiaries statutory financial statements for the year ended December 31, 1995, include $4.6 million of expenses as a result of such assessments. The likelihood and amount of any other future assessments in addition to estimated amounts accrued at December 31, 1995, cannot be estimated and are beyond the control of the Company.

Employees

     As of March 6, 1996, the Company had approximately 315 employees. None of the Company's employees are covered by a collective bargaining agreement. The Company believes that it has excellent relations with its employees.

Federal Income Taxation

     The annuity and life insurance products marketed and issued by the Company generally provide the policyholder with an income tax advantage, as compared to other savings investments such as certificates of deposit and bonds, in that income taxation on the increase in value of the product is deferred until receipt by the policyholder. With most other savings investments, the increase in value is taxed as earned. Annuity benefits and life insurance benefits which accrue prior to the death of the policyholder are generally not taxable until paid. Life insurance death benefits are generally exempt from income tax. Also, benefits received on immediate annuities (other than structured settlements) are recognized as taxable income ratably as opposed to the economic accrual methods, which tend to accelerate taxable income into earlier years and which are required for other investments. The tax advantage for annuities and life insurance is provided in the Internal Revenue Code (the "Code"), and is generally followed in all states and other United States taxing jurisdictions. Accordingly, it is subject to change by Congress and the legislatures of the respective taxing jurisdictions.

     The Company's insurance subsidiaries are taxed under the life insurance company provisions of the Code. Provisions in the Code require a portion of the expenses incurred in selling insurance products to be deducted over a period of years, as opposed to immediate deduction in the year incurred. This provision increases the tax for statutory accounting purposes which reduces statutory surplus and, accordingly, decreases the amount of cash dividends that may be paid by the life insurance subsidiaries. For 1995 the increase in the Company's current tax due to this provision was $2.9 million.

     The Company had regular tax loss carryforwards ("NOLs") at December 31, 1995 of approximately $51.0 million, portions of which begin expiring in 1999. The utilization of the NOLs is limited by Section 382 of the Code to approximately $12 million per year, subject to certain exceptions for gains existing at the Acquisition date.
                                                             9

     ITEM 2.   PROPERTIES

     The Company owns the building and annex housing its principal operations in Des Moines, Iowa, consisting of approximately 122,000 square feet of space. The land underlying the building is subject to a long-term lease expiring in 2016, at which time title to the building will pass to the lessor. The Company also owns another office building housing its operations in Birmingham, Alabama consisting of approximately 44,000 square feet.

     The Company believes that these facilities are adequate for its current operating needs.

     ITEM 3.  LEGAL PROCEEDINGS

     The Company has filed suit in the United States Court of Federal Claims (the "Court of Federal Claims") against the United States of America for breach of certain contractual agreements which were made by certain former government regulatory agencies to induce the Company to capitalize its former savings bank subsidiary (the "Savings Bank") in connection with the acquisition of four failed thrift institutions in March 1988 and the subsequent seizure of the Savings Bank by the Office of Thrift Supervision in July 1990 (the "Savings Bank Litigation"). In the Savings Bank Litigation, the Company claims that the defendant breached its contractual agreements with respect to regulatory capital and contends that this breach, which resulted in the disallowance of $21 million of capital which the defendant contractually promised would be perpetual for regulatory accounting purposes, and such subsequent seizure, constitutes a taking of the Company's property without just compensation and due process of law, in violation of the Fifth Amendment of the United States Constitution.

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


     On July 24, 1992, the Court of Federal Claims granted the Company's motion for summary judgment as to the defendant's liability for breach of contract in the Savings Bank Litigation. The court also consolidated this case with two others and certified these cases for interlocutory appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals"). Subsequently, the Court of Appeals entered a judgment reversing the order of the Court of Federal Claims by a decision of two to one, and the Company filed a Petition for Rehearing with Suggestion for Rehearing in Banc (the "Rehearing Petition") with the Court of Appeals. On August 18, 1993, the Court of Appeals accepted the Rehearing Petition, vacated the judgment which was entered in favor of the defendant and withdrew its opinion accompanying such judgment. On August 30, 1995, the Court of Appeals, in banc, affirmed the summary judgment of the Court of Federal Claims in the Company's favor by a decision of nine to two. Subsequently, the United States of America filed a petition for certiorari to the United States Supreme Court which was granted. The Supreme Court scheduled oral arguments for April 1996. In the event the Supreme Court affirms the summary judgment of the Court of Federal Claims, a trial will be held in the Court of Federal Claims to determine damages related to the breach of contract by the United States.

     In conjunction with the Acquisition, each common or equivalent share of the Company outstanding immediately prior to the Acquisition received a Contingent Payment Right, designed to provide holders with certain financial benefits that the Company may receive if the Company prevails in the Savings Bank Litigation. If the rights of the holder of the 1988 Series Preferred Stock were not an issue in the Savings Bank Litigation, the 1988 Series Preferred Stock would be convertible, at the option of the holder thereof, into approximately $30 million in connection with the Acquisition.

     If the Savings Bank Litigation results in the return of the 1988 Series Preferred Stock to the Company, the $30 million amount referred to above will be payable to the holders of the Contingent Payment Rights, together with any money damages recovered by the Company, subject to certain adjustments and limitations. If, however, the Company is unsuccessful in the Savings Bank Litigation, the $30 million will instead become payable to the holder of the 1988 Series Preferred Stock upon the conversion thereof or as otherwise directed by the court. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the Company is unable to predict when such $30 million will become payable.

     The Company, Conseco, Partnership II and certain of the persons formerly serving as directors on the Board of Directors of the Company have been named as defendants in a purported class action commenced on May 3, 1994, entitled Nitti
v. Statesman Group, Inc. et al., No. 13501 (Delaware Chancery Court, New Castle County) (the "Nitti Action"). The complaint in the Nitti Action alleges that in authorizing the Company to enter into the Agreement and Plan of Merger (see note 1 to the consolidated financial statements), the members of the Board of Directors failed to maximize the value received by the Company's stockholders in the sale of the Company and, accordingly, breached their fiduciary duties. On September 21, 1994, an Amended Class Action Complaint adding a second plaintiff and additional allegations were filed. On October 5, 1994, a Motion to Dismiss for failure to state a claim was filed on behalf of the Company. The Company believes that this complaint is without merit and intends to defend it vigorously.
                                                            10

     The Company, Vulcan Life and certain of its independent agents have been named as defendants in litigation in the state of Alabama concerning life insurance products sold to school teachers in the late 1980's. The cases are:
(i) Sentell, et al. v. Vulcan Life Insurance Company et al., filed in the Circuit Court for Pickens County, Alabama, on August 22, 1994; (ii) Rembert, et al. v. Vulcan Life insurance Company et al., filed on June 29, 1995, and pending in the Circuit Court of Marengo County, Alabama; (iii) Baldwin et al. v. Vulcan Life Insurance Company et al., filed on July 6, 1995, and pending in the Circuit Court of Marengo County, Alabama; (iv) Thomas, et al., v. Charley, et al., filed in the Circuit Court of Wilcox County, Alabama on or about December 20, 1994; and (v) Wheeler v. Vulcan Life Insurance Company, et al., filed in the Circuit Court in Lamar County, Alabama on May 18, 1995 (all cases are referred to herein as the "Vulcan Life Litigation"). The plaintiffs in the Vulcan Life Litigation allege, among other things, that the agent defendants misrepresented that the life insurance products were part of an employee benefit plan and that such plan would pay the premiums for their policies although, under the Code, life insurance products may not be purchased through such a plan. The plaintiffs allege that they purchased the life insurance products because of such alleged misrepresentations. The plaintiffs have requested an award of compensatory and punitive damages of unspecified amounts. The defendants have denied any liability and have raised numerous defenses including the statute of limitations.

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

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

     ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Effective September 29, 1994, the Company's common stock is no longer traded on an established public trading market. As of March 1, 1996, there were 10 holders of record of the Company's common stock.

     The Company declared and paid a cash dividend of $.05 per common share in February 1994 (adjusted to reflect the August 8, 1995 one-for-two stock split). Restrictions and limitations on the Company's ability to pay cash dividends and on the ability of the Company's subsidiaries to transfer funds to the Company in the form of cash dividends, surplus note payments, loans or advances are discussed in "Item 7 - Management's Discussion and Analysis of Consolidated Financial Condition and Results of Operations-Liquidity and Capital Resources" and notes 6 and 14 to the consolidated financial statements.

     ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA.

     The following table presents certain consolidated financial data for the periods indicated and should be read in conjunction with the consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Form 10-K. The Acquisition was accounted for as a purchase business combination pursuant to which the reported values of the Company's assets and liabilities were adjusted to their estimated fair values on the Acquisition date, September 29, 1994. The Company's income statement data for the year ended December 31, 1995, and the three months ended December 31, 1994, and the balance sheet data as of December 31, 1995 and 1994, represent results since the date of the Acquisition. Because of the purchase accounting adjustments and the indebtedness incurred in connection with the Acquisition, the financial data for periods following the Acquisition may not be comparable to the financial data for periods prior to the Acquisition. All share and per share information has been adjusted for the August 8, 1995 one-for-two stock split.

                                                                                                     Predecessor Basis
                                                                                        ------------------------------------------
                                                                          Three months   Nine months
                                                           Year ended        ended          ended          Year ended December 31,
                                                          December 31,    December 31,   September 30,   -------------------------
                                                              1995            1994           1994        1993       1992      1991
                                                              ----            ----           ----        ----       ----      ----
                                                                              (Amounts in millions, except per share amounts)
Income Statement Data
Insurance policy income................................       $ 58.1          $ 13.6        $ 40.2      $ 50.0      $51.7     $53.3
Investment activity:
  Net investment income................................        415.6            92.8         250.8       304.8      273.6     244.4
  Net trading income (losses)..........................          1.5             (.8)          -           -          -         -
  Net realized gains (losses)..........................        147.8             1.2         (16.8)       18.9       11.0      10.7
Total revenues.........................................        629.3           108.9         278.5       379.2      340.1     312.0
Interest expense on notes payable......................         33.8             8.8           6.7         6.1        5.6       5.8
Amortization of cost of policies purchased
  and cost of policies produced:
     Related to operations.............................         33.2             6.7          29.7        31.7       25.4      16.9
     Related to realized gains.........................         83.3             -             2.8         9.8        5.3       -
Total benefits and expenses............................        495.5            96.4         259.9       310.7      297.1     277.5
Income before income taxes, minority  interest
     and extraordinary items...........................        133.8            12.5          18.6        68.5       43.0      34.5
Income before extraordinary items......................         75.1             5.2           5.2        37.3       25.9      22.6
Net income (1).........................................         71.1             5.2           5.2        37.3       30.8      28.4
Net income applicable to common shares (1).............         63.4             3.3           4.1        35.7       29.2      26.6
Earnings per common share (2)..........................         5.52             .30
Weighted average common shares outstanding (2).........         11.5            11.3

Balance Sheet Data (at period end)
Total assets...........................................     $6,202.1        $5,449.7                  $4,490.7   $3,466.0  $2,957.3
Total investments......................................      5,363.5         4,319.7                   4,066.2    3,120.9   2,647.7
Notes payable..........................................        282.5           330.0                     118.8       69.9      63.5
Insurance liabilities..................................      5,148.7         4,843.8                   4,069.5    3,153.8   2,741.7
Redeemable preferred stock and minority interest,
  primarily subsidiary's redeemable preferred stock....         99.6            99.6                      99.0       67.5       1.4
Shareholders' equity ..................................        405.6            79.1                     145.3      113.8      88.0
Book value per common share (2)........................        25.22            1.79
Common shares outstanding (2)..........................         13.4            11.3





                                                                                                      Predecessor Basis
                                                                                          ----------------------------------------
                                                                          Three months    Nine months
                                                           Year ended        ended          ended          Year ended December 31,
                                                          December 31,    December 31,   September 30,   -------------------------
                                                              1995            1994           1994        1993       1992      1991
                                                              ----            ----           ----        ----       ----      ----
                                                                                (Amounts in millions, except per share amounts)
Other Financial Data (3)
Premiums collected (4).................................       $825.6          $283.2        $845.9    $1,064.9     $509.7    $386.2
Operating earnings (5).................................         35.7             4.9          24.2        31.4       22.1      16.3
Operating earnings per common share (2), (5)...........         2.44             .27
Shareholders' equity excluding unrealized
  appreciation (depreciation) of fixed
  maturity securities (6)..............................        210.7           107.6                     145.3      113.8      88.0
Book value per common share, excluding
  unrealized appreciation (depreciation) of
  fixed maturity securities (2), (6)...................        10.72            4.31

(1) In 1995, the Company recognized an extraordinary charge of $4.0 million on the extinguishment of debt. Net income in 1992 and 1991 includes extraordinary credits of $4.9 million and $5.8 million, respectively, attributable to the reduction of federal income tax expense arising from the carryforward of prior years' realized losses on investments and, in 1991, non-life operating losses.

(2) Share and per share data for periods prior to the Acquisition are not presented, because such amounts are based on shares outstanding under the capital structure which existed prior to the Acquisition and are not comparable to amounts after the Acquisition.

(3) Amounts included in this section are to assist the reader in analyzing the Company's financial position and results of operations. Such amounts are not intended to represent revenues, net income, net income per share, shareholders' equity or book value per share prepared in accordance with GAAP.

(4) Includes premiums received from annuities and universal life policies, which amounts are not reported as revenues under GAAP.

(5) Represents income before extraordinary items, excluding net trading income (losses) (net of income taxes), net realized gains (losses) on investments (less that portion of amortization of the cost of policies purchased and the cost of policies produced and income taxes relating to such gains), expenses related to the Acquisition (net of income taxes) and other nonrecurring expenses (net of income taxes).

(6) Excludes the effects of reporting fixed maturities at fair value and recording the unrealized gain or loss on such securities as a component of shareholders' equity, net of tax and other adjustments, which the Company began to do in 1994 in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") as described in note 1 to the consolidated financial statements. In accordance with SFAS 115, prior period financial statements have not been restated to reflect this change in accounting principle and there was no effect on net income as a result of adopting SFAS 115.

     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF CONSOLIDATED FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion addresses the principal factors affecting earnings and financial condition including liquidity and capital resources and should be read in conjunction with the consolidated financial statements and notes thereto appearing elsewhere in this Form 10-K.

Results Of Operations

     Operating data for periods subsequent to the Acquisition reflect the effect of purchase accounting adjustments to record the Company's assets and liabilities at their estimated fair value as of the Acquisition date and, accordingly, financial data of the Company for periods prior to the Acquisition may not be comparable with current financial data. Significant purchase accounting adjustments recorded at the Acquisition date include: (i) a reduction of $454.2 million in the amortized cost basis of fixed maturity investments;
(ii) the establishment of a $454.3 million asset for the cost of policies purchased and the elimination of the $346.6 million asset for the cost of policies produced existing at the Acquisition date; (iii) the establishment of a $360.2 million goodwill asset to reflect the excess of the total purchase cost over the fair value of the net assets acquired; and (iv) the establishment of a deferred income tax asset of $129.3 million to reflect the income tax effects of all purchase accounting adjustments. These adjustments impact the comparability of operating data principally by causing net yields on invested assets, and thereby net investment income, to increase and by replacing amortization expense for the cost of policies produced with amortization expense for the cost of policies purchased and goodwill which have different amortization assumptions and bases than the amortization of the cost of policies produced prior to the Acquisition. Comparability is further impacted by the Acquisition due to the additional interest expense resulting from the Acquisition indebtedness and by the incurrence of the Acquisition transaction expenses.

     Year Ended December 31, 1995 Compared to 1994 Periods Combined (Three Months Ended December 31, 1994 and Nine Months Ended September 30, 1994)

     Operating data for 1994 are presented in two periods: the three months ended December 31, 1994, and the nine months ended September 30, 1994 (the period preceding the Acquisition). As explained above, the purchase accounting adjustments resulting from the Acquisition materially affect the comparability of operating data for the periods before and after the Acquisition.

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment type products, increased 8 percent to $58.1 million in 1995 from $53.8 million in the 1994 periods, primarily because increased annuity policy withdrawals resulted in higher surrender charges. Surrender charges assessed against annuity withdrawals for 1995 were $15.4 million compared to $10.2 million for the 1994 periods while annuity policy withdrawals were $750.4 million and $532.8 million for the same periods, respectively. Surrender charges as a percentage of annuity policy withdrawals declined in 1995 as a result of increased withdrawals of a certain policy form whose surrender charge expired in 1995 upon such policies reaching their sixth anniversary. In addition, the Company has experienced increases in withdrawals during 1995 due to: (i) the increased size of the Company's annuity portfolio; and (ii) competition from other investment products in 1995 and the second half of 1994, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in alternative investments.

     Net investment income increased 21 percent to $415.6 million in 1995 from $343.6 million in the 1994 periods on a 7 percent increase in average invested assets (amortized cost basis) to $4.7 billion in 1995 compared to $4.4 billion in the 1994 periods. The percentage increase in net investment income was greater than the percentage increase in average invested assets because the yield earned on average invested assets increased to 8.78 percent in 1995 from
7.88 percent in the 1994 periods. The increase in yield primarily resulted from the application of purchase accounting on the Acquisition date as discussed above.

     Net realized gains (losses) and net trading income (losses) often fluctuate from period to period. The Company sold approximately $2.8 billion of investments (principally fixed maturities) in 1995 compared to $1.1 billion in the 1994 periods which sales resulted in net realized gains of $154.9 million and trading income of $1.5 million in 1995 compared to net realized gains of $6.9 million and trading losses of $.8 million in the 1994 periods. Net realized gains from sales of investments in the 1994 periods were offset by a loss on certain interest rate swap contracts that no longer effectively hedged interest rate risks in the second quarter of 1994 and were therefore recorded at fair value, resulting in a net realized loss of $21.3 million. Substantially all of the Company's interest rate swap contracts were terminated subsequent to the Acquisition with no additional loss. In addition, during 1995 and the 1994 periods, the Company recorded realized losses on the writedown of investments totalling $7.1 million and $1.2 million, respectively, as a result of changes in conditions which caused the Company to conclude that a decline in fair value of the investments was other than temporary.
                                                            15

     The increased level of investment activity in 1995 is the result of more active investment portfolio management by the Company's investment advisor since the Acquisition and planned changes in the fixed maturity investment portfolio to reduce the portfolio's duration and exposure to more volatile CMO investments (see "-Investment Portfolio"). The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity investments, contributed to the Company's ability to realize gains on investment sales in 1995.

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

     Other income decreased 2 percent to $6.3 million in 1995 from $6.4 million in the 1994 periods. The decrease was principally due to a reduction in fees received from nonaffiliated companies for data processing services offset, in part, by interest earned in 1995 on cash segregated at the Acquisition date for the conversion of the Company's 6-1/4% Convertible Subordinated Debentures due 2003 (the "Convertible Debentures") and an increase in the interest earned on assets segregated for the future redemption of the redeemable preferred stock issued by a subsidiary.

     Interest expense on annuities and financial products increased 18 percent to $258.8 million in 1995 from $220.1 million in the 1994 periods primarily due to: (i) a larger block of annuity business in force in 1995; and (ii) the expensing of the first year interest rate bonuses of approximately $5.9 million in 1995 on policies issued prior to the Acquisition date as a result of the application of purchase accounting on the Acquisition date. Prior to the Acquisition date, such first year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At December 31, 1995 and 1994, the weighted average crediting rate for the Company's annuity liabilities excluding interest bonuses guaranteed for the first year of the annuity contract was 5.3 percent.

     Interest expense on notes payable increased to $33.8 million in 1995 from $15.5 million in the 1994 periods as a result of additional interest on debt incurred to finance the Acquisition, partially offset by reductions in interest expense resulting from: (i) the conversion and retirement of $9.2 million principal amount of the Convertible Debentures during 1995 and $44.8 million in the 1994 periods; and (ii) the repayment of subsidiary bank debt that had been outstanding prior to the Acquisition.

     Interest expense on investment borrowings increased to $7.7 million in 1995 from $2.8 million in the 1994 periods as a result of increased investment borrowing activity and a higher cost of funds in 1995.

     Amortization related to operations decreased 9 percent to $33.2 million in 1995 from $36.4 million in the 1994 periods. Amortization related to operations during the first nine months of 1994 is comprised solely of amortization of cost of policies produced. Amortization related to operations during 1995 and the last three months of 1994 is comprised of amortization of: (i) the cost of policies purchased for business in force at the Acquisition date; and (ii) the cost of policies produced for business written subsequent to the Acquisition date.

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

     Cost of policies purchased represents the portion of the cost to acquire the Company that is attributable to the right to receive cash flows from insurance contracts written at the Acquisition date. Some costs incurred subsequent to the Acquisition date on policies issued prior to such date, which otherwise would have been deferred had it not been for the Acquisition (because they vary with and are primarily related to the production of the acquired policies), are expensed. Examples include commissions paid in excess of ultimate commissions and bonus interest. However, such amounts were considered in determining the cost of policies purchased and its amortization. The amount of amortization related to operations in the 1995 period is less than the 1994 period primarily due to costs related to purchased policies that would have been deferred as the cost of policies produced but instead are expensed as either:
(i) other operating costs; or (ii) interest on annuities and financial products.

     Amortization related to realized gains increased to $83.3 million in 1995 from $2.8 million in the 1994 periods as a result of the increase in realized gains discussed above.

     Amortization of goodwill increased to $9.1 million in 1995 from $2.2 million in the 1994 periods. The 1995 amount includes an entire year of amortization and 1994 includes amortization for three months. Goodwill prior to the Acquisition was insignificant.

     Acquisition, merger and other nonrecurring expenses for 1995 include expenses related to: (i) the initial public offering of the Company's common stock that was withdrawn in the fourth quarter; (ii) payments made in conjunction with the discontinuation of employment of the Company's former president; and (iii) the termination of certain computer equipment leases. Such expenses for 1994 represent costs incurred by the Company related to the Acquisition, including legal, investment banking, accounting and actuarial fees and certain compensation expense. The aforementioned compensation expense represents amounts incurred to redeem certain unexercised options and stock appreciation rights in conjunction with the Acquisition.

     Income tax expense increased to $49.9 million in 1995 from $11.8 million in the 1994 periods. This increase is primarily due to the increase in pretax income to $133.8 million in 1995 from $31.1 million in the 1994 periods. The effective tax rate for 1995 of 37 percent exceeded the statutory corporate federal income tax rate (35 percent) because goodwill amortization is not deductible for federal income tax purposes. The effective tax rate for the 1994 periods of 38 percent exceeded the statutory corporate federal income tax rate because goodwill amortization and certain acquisition and merger expenses are not deductible for federal income tax purposes.

     Extraordinary charge incurred in 1995 relates to debt issuance costs that were written off when the former senior term loan was paid off with the proceeds of new bank financing.

     Dividends on preferred stock increased to $7.7 million in 1995 from $3.0 million in the 1994 periods primarily due to the dividends on the 1994 Series Preferred Stock issued in connection with the Acquisition. This increase was partially offset by the elimination of the dividends on the other issues of preferred stock redeemed at the Acquisition date.

     1994 Periods Combined (Three Months Ended December 31, 1994 and Nine Months Ended September 30, 1994)Compared to Year Ended December 31, 1993

     Insurance policy income increased 8 percent to $53.8 million during the 1994 periods from $50.0 million in 1993, primarily because increased annuity policy withdrawals during 1994 resulted in higher surrender charges. Surrender charges assessed against annuity withdrawals for the 1994 periods were $10.2 million compared to $6.2 million for 1993 while annuity policy withdrawals were $532.8 million and $277.9 million for the same periods, respectively. Surrender charges as a percentage of annuity policy withdrawals declined in the 1994 periods as a result of increased withdrawals of a certain policy form whose surrender charge expired in 1994 upon such policies reaching their sixth anniversary. In addition, the Company experienced increases in withdrawals during the 1994 periods due to: (i) the increased size of the Company's annuity portfolio; and (ii) the increases in interest rates during 1994, which caused some policyholders to surrender policies and incur a surrender charge to invest funds in higher yielding alternative investments.

     Net investment income increased 12 percent to $343.6 million in the 1994 periods from $304.8 million in 1993 on a 19 percent increase in average invested assets (amortized cost basis) to $4.4 billion in the 1994 periods compared to $3.7 billion in 1993. The percentage increase in net investment income was less than the percentage increase in average invested assets because the yield earned on average invested assets decreased to 7.88 percent in the 1994 periods from
8.27 percent in 1993. The decrease in yield resulted from the cash flows received during 1994 and 1993 being invested in lower yielding securities due to the general decline in interest rates during 1993, partially offset by the increase in yields during the fourth quarter of 1994 because of the application of purchase accounting. Redemption of fixed maturity investments prior to their regularly scheduled maturity dates resulted in additional investment income of approximately $.5 million in the 1994 periods compared to $5.9 million in 1993.

     Net realized gains (losses) and net trading income (losses) often fluctuate from period to period. The Company sold approximately $1.1 billion and $2.2 billion of investments (principally fixed maturities) in the 1994 periods and 1993, respectively, which sales resulted in net realized gains of $6.9 million and trading losses of $.8 million, in the 1994 periods compared to net realized gains of $19.5 million in 1993. Net realized gains from sales of investments in the 1994 periods were offset by a loss on certain interest rate swap contracts that no longer effectively hedged the interest rate exposure and were therefore recorded at fair value resulting in a net realized loss of $21.3 million in the second quarter of 1994. Substantially all of the Company's interest rate swap contracts were terminated subsequent to the Acquisition at no additional loss. Net realized losses in 1994 also included a $1.2 million write-down of an equity security as a result of changes in conditions which caused the Company to conclude that a decline in the fair value of such security was other than temporary. Net realized gains in 1993 were net of a $.6 million increase to the mortgage loan valuation reserve.
                                                            17

     Other income increased 16 percent to $6.4 million in the 1994 periods from $5.5 million in 1993. The increase was due to the greater interest earned on assets segregated for the future redemption of the redeemable preferred stock issued by a subsidiary in February 1993 and interest earned on cash segregated at the Acquisition date for the conversion of the Convertible Debentures. These increases were partially offset by decreased rental income and data processing fees received from nonaffiliated companies.

     Insurance policy benefits (including change in future policy benefits) increased 12 percent to $35.5 million in the 1994 periods from $31.7 million in 1993 due to an increase in death benefits paid on annual renewable term policies during 1994 and the impact of certain non-recurring reserve adjustments recorded in 1993 which reduced benefits.

     Interest expense on annuities and financial products increased 12 percent to $220.1 million in the 1994 periods from $195.9 million in 1993 primarily due to a larger block of annuity business in force in 1994, higher crediting rates and with respect to the fourth quarter of 1994, the expensing of first year interest rate bonuses on policies issued prior to the Acquisition date on which interest had previously been capitalized as a cost of policies produced. The weighted average crediting rate for the Company's annuity liabilities excluding interest bonuses guaranteed for the first year of the annuity contract was 5.3 percent at December 31, 1994 and 1993.

     Interest expense on notes payable increased to $15.5 million in the 1994 periods from $6.1 million in 1993 as a result of additional interest on debt incurred to finance the Acquisition, partially offset by reductions in interest expense resulting from: (i) the conversion and retirement of $44.8 million of the Convertible Debentures; and (ii) the repayment of subsidiary bank debt that had been outstanding prior to the Acquisition.

     Amortization related to operations increased 15 percent to $36.4 million in the 1994 periods from $31.7 million in 1993 due to an increase in the total costs subject to such amortization.

     Amortization related to realized gains decreased 71 percent to $2.8 million in the 1994 periods from $9.8 million in 1993 primarily as a result of the decrease in realized gains. Amortization attributable to realized gains is a higher percentage of realized gains on sales of investments (excluding the loss on interest rate swaps) in the 1994 periods than 1993 because such amortization is based solely on net gains from fixed maturity securities.

     Amortization of goodwill of $2.2 million for the three months ended December 31, 1994 reflects amortization of the goodwill recorded at the Acquisition date. Goodwill amortization prior to the Acquisition was insignificant.

     Acquisition, merger and other nonrecurring expenses during the 1994 periods represent costs incurred by the Company related to the Acquisition. These expenses include legal, investment banking, accounting and actuarial fees and certain compensation expense. The aforementioned compensation expense represents amounts incurred to redeem certain unexercised stock options and stock appreciation rights in conjunction with the Acquisition.

     Income tax expense decreased 47 percent to $11.8 million during the 1994 periods from $22.4 million during 1993 primarily as a result of the decrease in pretax income. The effective tax rate for 1994 of 38 percent exceeded the statutory corporate federal income tax rate (35 percent) because goodwill amortization and certain acquisition and merger expenses are not deductible for federal income tax purposes. The effective tax rate for 1993 of 33 percent was less than the statutory corporate federal income tax rate primarily because of a reduction in the valuation allowance for net operating loss carryforwards.

     Dividends on preferred stock increased 88 percent to $3.0 million in 1994 from $1.6 million in 1993 primarily due to the dividend on the 1994 Series
Preferred Stock issued in connection with the Acquisition. This increase was partially offset by the elimination of the dividends on the other issues of preferred stock retired at the Acquisition date.

Investment Portfolio

     The Company's investment strategy is to: (i) maintain a diversified predominantly investment grade fixed income portfolio; (ii) provide adequate liquidity to meet the cash flow requirements of policyholder and other obligations; and (iii) maximize current income and total investment return through active investment management. Consistent with this strategy, investments in fixed maturity securities, mortgage loans, policy loans and short-term debt investments collectively comprised 99 percent of the Company's investment portfolio at December 31, 1995. The remainder of the invested assets was in equity securities and other investments. To increase its return on investments, the Company from time to time lends securities in reverse repurchase agreements or dollar roll transactions.

     The Company's insurance subsidiaries are regulated by insurance statutes and regulations as to the type of investments that they are permitted to make and the amount of funds that may be used for any one type of investment. In light of these statutes and regulations and the Company's business and investment strategy, the Company generally seeks to invest in United States government and government agency securities and corporate securities rated investment grade by established nationally recognized rating organizations or, if not rated, in securities of comparable investment quality.

     On January 1, 1994, the Company adopted SFAS 115, which requires the Company to carry actively managed fixed maturity securities and equity securities at fair value and the unrealized gain or loss is recorded in shareholders' equity (see note 1 in the consolidated financial statements). Prior to adopting SFAS 115, actively managed fixed maturity securities were carried at the lower of amortized cost or fair value, in the aggregate. There was no effect on net income as a result of adopting SFAS 115. Since the Acquisition, all of the Company's fixed maturity securities have been classified as actively managed or trading account securities consistent with the intent of the new owner. Fixed maturity and equity investments are reported at their estimated fair value in the consolidated balance sheet at December 31, 1995 and 1994.

     The Company's investment portfolio has been managed by CCM since the Acquisition. Prior to the Acquisition, the Company maintained a predominantly investment grade fixed maturity investment portfolio with the primary goal of avoiding credit risk. As a result, fixed maturity investments on the Acquisition date included approximately $2.0 billion of mortgage-backed securities which comprised 50 percent of the Company's fixed maturity investments. While these securities had minimal credit risk they were subject to greater interest rate risk (as discussed hereafter) than traditional fixed income securities. Since the Acquisition, the Company has reduced its overall exposure to interest rate risk by, in part, reducing mortgage-backed security investments to $1.5 billion at December 31, 1995, or 30 percent of fixed maturity securities, and investing proceeds from the sale of mortgage-backed securities and new cash flows in intermediate term investment grade corporate securities. The changes in the fixed maturity investment portfolio (including cash equivalents) since the Acquisition are summarized in the following portfolio statistics as of the respective dates indicated:

                                                                           1995                  1994
                                                                          -------        --------------------
                                                                          Dec. 31        Dec. 31     Sept. 30
                                                                          -------        -------     --------
              Yield to maturity (1)
                 Statutory.......................................            7.59%         7.71%       7.53%
                 GAAP............................................            8.23%         8.81%       8.75%
              Weighted average duration (2)......................          5.8 yrs       7.2 yrs     7.3 yrs
              Weighted average life (3)..........................          9.5 yrs      14.7 yrs    15.0 yrs
              Weighted average quality (3).......................               A+           AA-         AA-

     (1) Based on the amortized cost basis. GAAP yields reflect the application of purchase accounting at the Acquisition date. Purchase accounting is not applicable to statutory yields.
     (2)     Average adjusted modified duration weighted by market value.
     (3)     Weighted by market value.


     The Company believes that the changes made in its fixed maturity investment portfolio since the Acquisition date advance its investment goals of reducing interest rate risk (without materially adding to credit risk) and enhancing liquidity to meet the cash flow requirements of its policyholders and other creditors. The Company currently does not anticipate further material investment policy changes from those described above.

     The amortized cost and estimated fair value of fixed maturities (all of which were actively managed) at December 31, 1995 were as follows:



                                                                                 Gross          Gross       Estimated
                                                                  Amortized   unrealized     unrealized       fair
                                                                    cost         gains         losses         value
                                                                    ----         -----         ------         -----
                                                                                (Dollars in millions)
     United States Treasury securities........................   $   95.0        $  7.8        $  -         $   102.8
     Obligations of states and political subdivisions
        and foreign government obligations....................       55.3           2.1           1.7            55.7
     Public utility securities................................      821.5         104.1            .2           925.4
     Other corporate securities...............................    2,304.6         189.9          11.9         2,482.6
     Mortgage-backed securities...............................    1,390.9         126.7           1.0         1,516.6
                                                                 --------       -------         -----       ---------

          Total fixed maturities..............................   $4,667.3        $430.6         $14.8        $5,083.1
                                                                 ========        ======         =====        ========

     The following table sets forth fixed maturity investments at December 31, 1995, classified by rating categories (designated categories include securities with "+" or "-" ratings modifiers). The category assigned is the highest rating by Standard & Poor's or Moody's Investors Service or, as to $130.1 million fair value of fixed maturities not rated by such firms, the rating assigned by the NAIC. For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB"; and Class 3, "BB".

                                                                                     Percent of
                                                                              ---------------------------
                                                                                 Fixed           Total
                      Investment rating                                       maturities      investments
                      -----------------                                       ----------      -----------
                      AAA...................................................      31%              30%
                      AA....................................................      13               12
                      A.....................................................      29               27
                      BBB...................................................      24               23
                                                                                 ---              ---

                         Investment grade...................................      97               92
                      BB....................................................       3                3
                                                                                 ---              ---

                           Total fixed maturities...........................     100%              95%
                                                                                 ===               ==

     Since the Acquisition, the level of below investment grade fixed maturities remained approximately the same, but may increase in future periods. The Company's senior credit facility limits the amount of below investment grade securities to 7 percent of invested assets. These securities generally have greater risks than other corporate debt investments, including risk of loss upon default by the borrower, and are often unsecured and subordinated to other creditors. Below investment grade issuers usually have high levels of indebtedness and are more sensitive to adverse economic conditions, such as recession or increasing interest rates, than are investment grade issuers. The Company is aware of these risks and monitors its below investment grade securities closely. At December 31, 1995, the Company's below investment grade corporate fixed maturities had an amortized cost of $162.7 million and an estimated fair value of $168.5 million.

     The Company, in conjunction with CCM, periodically evaluates the creditworthiness of each issuer whose securities are held in the portfolio. Special attention is paid to those securities whose market values have declined materially for reasons other than changes in interest rates or other general market conditions. The Company considers available information to evaluate the realizable value of the investment, the specific condition of the issuer, and the issuer's ability to comply with the material terms of the security. Information reviewed may include the recent operational results and financial position of the issuer, information about its industry, recent press releases and other information. If evidence does not exist to support a realizable value equal to or greater than the carrying value of the investment and such decline in market value is determined to be other than temporary, the Company reduces the carrying amount to its net realizable value, which becomes the new cost basis, and the amount of the reduction is reported as a realized loss. The Company recognizes any recovery of such reductions in the cost basis of an investment as a realized gain only upon the sale, repayment or other disposition of the investment. During 1995 and 1994, the Company recorded realized losses for investment writedowns of $7.1 million and $1.2 million, respectively, as a result of changes in the financial condition of an issuer and changes in the value of the underlying collateral, which caused the Company to conclude that the decline in fair value of such investments was other than temporary. The Company's investment portfolio is subject to the risk of further declines in realizable value, however, the Company attempts to mitigate this risk through the diversification and active management of its portfolio.

     The Company had no fixed maturity investments in technical or substantive default as of December 31, 1995. There were no fixed maturity investments about which the Company had serious doubts as to the ability of the issuers to comply with the contractual terms of their obligations on a timely basis.

     The Company's policy is to discontinue the accrual of interest and eliminate all previous interest accruals for defaulted securities, if based on the Company's assessment such amounts will not be ultimately realized in full. Investment income forgone due to defaulted securities was $.5 million and $.7 million for the years ended December 31, 1995 and 1993, respectively. There was no forgone investment income in the 1994 periods.

     Proceeds from the sales of investments (principally fixed maturities) were $2.8 billion for the year ended December 31, 1995. Such sales resulted in net realized gains of $154.9 million and trading gains of $1.5 million. Proceeds from the sales of investments (principally fixed maturities) were $.5 billion for the three months ended December 31, 1994. Such sales resulted in net realized gains of $1.7 million and trading losses of $.8 million. These sales were the result of a more active portfolio management by CCM and the implementation of strategies discussed above.

     Proceeds from sales of fixed maturity securities during the first nine months of 1994 were $604 million, of which $596 million were from sales of securities classified as actively managed and $8 million were from the sale of securities classified as held-to- maturity as of January 1, 1994. These sales resulted in net realized gains of $5.8 million. The securities classified as held-to-maturity were sold subsequent to a debtor being placed on credit watch by a major independent rating agency. A loss of $1.6 million was recognized on such sale. The issuer's credit ratings were subsequently downgraded.

     Proceeds from sales of fixed maturity investments during 1993 were $2.2 billion and resulted in net realized gains of $23.0 million. These securities were principally sold to create taxable capital gains to offset capital losses prior to the expiration of the capital loss carryforward period.

     At December 31, 1995, fixed maturity investments included $1.5 billion (30 percent of the fixed maturity investment portfolio) of mortgage-backed securities of which $941.9 million were CMOs and $574.7 million were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches" which provide for sequential retirement of principal rather than the pro rata share of principal return which occurs through regular monthly principal payments on pass-through securities.

     The yield characteristics of mortgage-backed securities differ from those of traditional fixed income securities. Interest and principal payments occur more frequently, often monthly, and mortgage-backed securities are subject to risks associated with variable prepayments. Prepayment rates are influenced by a number of factors which cannot be predicted with certainty, including the relative sensitivity of the underlying mortgages backing the assets to changes in interest rates; a variety of economic, geographic and other factors; and the repayment priority of the securities in the overall securitization structures.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1995, summarized by interest rates on the underlying collateral at December 31, 1995:


                                                                                          Par        Amortized      Estimated
                                                                                         value         cost        fair value
                                                                                         -----         ----        ----------
                                                                                               (Dollars in millions)

               Below 7 percent.....................................................     $  401.8      $  361.1     $  395.6
               7 percent - 8 percent...............................................        849.0         777.2        845.5
               8 percent - 9 percent...............................................        220.9         201.6        222.6
               9 percent and above.................................................         57.1          51.0         52.9
                                                                                        --------      --------     --------

                    Total mortgage-backed securities...............................     $1,528.8      $1,390.9     $1,516.6
                                                                                        ========      ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1995, summarized by type of security, were as follows:


                                                                                               Estimated fair value
                                                                                               ---------------------
                                                                                                              % of
                                                                                 Amortized                   fixed
Type                                                                               cost         Amount    maturities
- ----                                                                               ----         ------    ----------
                                                                                  (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes...............   $  994.5      $1,064.0         21%
Support classes..............................................................       56.1          66.6          1
Accrual (Z tranche) bonds....................................................       31.9          37.6          1
Planned amortization classes and accretion directed bonds....................      182.9         208.5          4
Subordinated classes.........................................................      125.5         139.9          3
                                                                                --------      --------         --

                                                                                $1,390.9      $1,516.6         30%
                                                                                ========      ========         ==

     Pass-throughs and sequential and targeted amortization classes have similar prepayment variability. Pass-throughs have historically provided the best liquidity in the mortgage-backed securities market and provide the best price/performance ratio in a highly volatile interest rate environment. This type of security is also frequently used as collateral in the dollar roll market. Sequential classes pay in a strict sequence with all principal payments received by the CMO paid to the sequential tranches in order of priority. Targeted amortization classes provide a modest amount of prepayment protection when prepayments on the underlying collateral increase from those assumed at pricing and thus offer slightly better call protection than sequential classes and pass-throughs.

     Support classes absorb the prepayment risk from which planned amortization and targeted amortization classes are protected. As such, they are usually extremely sensitive to prepayments. Most of the Company's support classes are higher average life instruments that generally will not lengthen if interest rates rise from year end levels and will have a tendency to shorten if interest rates decline. However, since these bonds have costs below par values, higher prepayments will have the effect of increasing yields.

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

     Subordinated CMO classes have both prepayment and credit risk. The subordinated classes are used to lend credit enhancement to the senior securities and as such, rating agencies require that this support not deteriorate due to the prepayment of the subordinated securities. The credit risk of subordinated classes is derived from the negative leverage of owning a small percentage of the underlying mortgage loan collateral while bearing a majority of the risk of loss due to homeowner defaults.

     At December 31, 1995, the mortgage loan portfolio of the Company was diversified across 74 properties with an average loan size of approximately $.9 million. Approximately 99 percent of the mortgage loan balance relates to commercial properties including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Less than 2 percent of the mortgage loan balance was noncurrent at December 31, 1995. There were no realized losses on mortgage loans during 1995. At December 31, 1995, the Company had a loan loss reserve of $1.4 million.

Liquidity and Capital Resources

     Insurance Operations

     The Company's annuity and life insurance business generally provides the Company's insurance subsidiaries with positive cash flows from premium collections and investment income. Cash flows from insurance subsidiary financing activities principally result from the excess of premium collections from annuities and interest-sensitive insurance contracts over related benefit payments, including withdrawal and surrender payments. Changes in the account balances for insurance liabilities accounted for as universal life-type and investment-type contracts (primarily deferred annuities) (see note 1 in the consolidated financial statements) for the three years ended December 31, 1995 are summarized as follows:


                                                                          Year Ended December 31,
                                                                   ---------------------------------------
                                                                   1995             1994              1993
                                                                   ----             ----              ----
                                                                              (Dollars in millions)
Account balances, beginning of period.....................       $4,677.9         $3,904.8          $3,018.4
   Annuity deposits.......................................          777.2          1,080.3           1,016.0
   Life insurance deposits................................           19.9             19.3              19.0
   Interest credited, including first year bonus interest.          271.4            232.4             200.8
   Policy fund and surrender charges assessed.............          (29.6)           (24.3)            (20.1)
   Withdrawals and surrender payments.....................         (766.2)          (539.2)           (309.8)
   Other reserve adjustments..............................             -               4.6             (19.5)
                                                                 --------         --------         ---------

Account balances, end of period...........................       $4,950.6         $4,677.9          $3,904.8
                                                                 ========         ========          ========

Net cash flows (total deposits less withdrawal
   and surrender payments)................................       $   30.9         $  560.4          $  725.2
                                                                 ========         ========          ========

     Growth in annuity deposits began to slow in 1994 and declined in 1995 as a result of several factors. The demand for individual fixed annuity products offered by all insurance companies decreased during 1995. Such decrease is believed to be attributable to increased competition from products such as mutual funds, traditional bank investments, variable annuities and other investment and retirement funding alternatives as a result of a flattened yield curve and rising equity markets. Additionally, new annuity sales have been negatively impacted by a reduction of American Life and Casualty's A.M. Best and Standard & Poor's claims-paying ratings to "A-" as a result of the Acquisition and related financing transactions. These rating declines have directly affected American Life and Casualty's competitive position in the financial institution marketplace where many financial institutions require an insurer's ratings to be at least "A" resulting in a loss of certain former customers and forgone opportunities for new sales.

     The increases in policy withdrawals and surrender payments generally correspond to the aging and growth of the Company's annuity business in force, and to a certain extent, during 1995 and the second half of 1994, the reductions in the Company's ratings described in the previous paragraph. In addition, the Company has experienced increases in policyholder utilization of the systematic withdrawal features in several of its annuity policies and a moderate increase in surrenders and withdrawals as a result of interest rates increasing during 1994 and the first quarter of 1995 which has increased the yields on alternative investments.

     Total withdrawals and surrenders were 14.2 percent, 11.2 percent and 9.6 percent of the average cash values outstanding during the years ended December 31, 1995, 1994 and 1993, respectively. Withdrawal and surrender payments accelerated in 1994 and 1995 primarily due to a certain policy form principally issued during 1988 through 1990 whose surrender charge declined from 4 percent at the fifth policy anniversary date to 0 percent at the sixth policy anniversary date. As these policies reached their sixth anniversary, surrenders occurred. The Company expects the trend of accelerated withdrawals and surrenders of this product to subside over the next 12 months since sales of this product peaked in the second quarter of 1989 and were effectively discontinued after June 30, 1990. At December 31, 1995, the aggregate account balances still in force for this product were $651.5 million, of which $152.9 million still carried a surrender charge of at least 4 percent. With respect to such product, the Company's recent experience indicates that approximately 50 percent of the account balances that still have a surrender charge in place at December 31, 1995, will surrender within one year after the affected policies reach their sixth anniversary. There can be no assurance that surrenders of such account balances will not exceed 50 percent in the future.

     Substantially all of the Company's annuity products have a surrender charge feature designed to reduce early withdrawal or surrender of the policies and to partially compensate the Company for its costs if policies are withdrawn early. Surrender charge periods on annuity policies currently being issued generally range from five years to 12 years with 90 percent or more of such policies issued during 1994 and 1995 having a surrender charge period of eight years or more. The initial surrender charge on annuity policies ranges from 6 percent to 12 percent of the accumulation value and generally decreases by approximately 1 to 2 percentage points per year during the surrender charge period.

     The following table summarizes the Company's deferred annuity liabilities at December 31, 1995 and 1994, and sales for the years then ended, respectively, by surrender charge category.


                                               December 31, 1995                               December 31, 1994
                                      --------------------------------------       --------------------------------------
                                      Annuity                                      Annuity
Surrender Charge %                    Deposits     %       Liabilities    %        Deposits    %     Liabilities      %
- ------------------                    --------   ----      -----------  ----       --------   ---    -----------      --
                                                                         (Dollars in millions)
No surrender charge.................   $   .2       *     $  986.1       21%      $   2.1       *       $  827.0      19%
1 to 3.9 percent....................      -         -        317.2        7             -       -          450.2      10
4 to 6.9 percent....................      6.4       1        555.7       12           9.2       1          588.3      13
7 to 9.9 percent....................     64.4       9        605.4       13         145.1      14          610.7      14
10 to 11.9 percent..................    371.3      51      1,059.6       22         551.0      53          907.1      20
12 percent and greater..............    285.9      39      1,192.4       25         327.4      32        1,061.5      24
                                      -------    ----     --------     ----       -------     ---        -------      --

                                       $728.2     100%    $4,716.4      100%     $1,034.8     100%      $4,444.8     100%
                                       ======     ===     ========      ===      ========     ===       ========     ===

* less than 1 percent

     The increase in deferred annuity liabilities that can be surrendered without penalty is principally attributable to the policy form discussed above where the surrender charge declines from 4 percent to 0 percent on the sixth policy anniversary.

     Most of the Company's assets are invested in bonds and other securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, the Company could liquidate portions of its investments or use them to facilitate borrowings under reverse repurchase agreements if such a need arose. At December 31, 1995, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate net unrealized gain of $415.8 million.

     Parent Holding Companies

     The Acquisition of the Company by Partnership II and related transactions were funded with $45.9 million in cash contributions made to Partnership II by its partners, which was effectively contributed to the Company as part of the Acquisition, $57 million in cash from the issuance in a private placement of the 1994 Series Preferred Stock and $320 million in cash from the issuance of long-term debt by American Life Holding.

     The aggregate proceeds from the Acquisition financing of $422.9 million (excluding $30 million not yet borrowed to be used in connection with the Savings Bank Litigation) were used as follows (dollars in millions):


         Pay the cash consideration to acquire the Company..........................    $314.1
         Repay bank indebtedness of a subsidiary of the Company.....................      55.5
         Purchase a surplus note from American Life and Casualty....................      24.0
         Transaction fees and expenses..............................................      15.7
         Cash retained..............................................................      13.6
                                                                                        ------

                                                                                        $422.9
                                                                                        ======

     The cash consideration to acquire the Company included $69.0 million for the conversion of the Convertible Debentures. As of December 31, 1995, $54.0 million principal amount of the Convertible Debentures had been converted and $15.0 million principal amount remained outstanding. In addition, the Company is obligated to pay the holders of the Contingent Payment Rights or the holder of the 1988 Series Preferred Stock (depending on the outcome of the Savings Bank Litigation) upon conversion of the 1988 Series Preferred Stock, an amount of not less than approximately $30 million. Funds to make these payments are available under the Company's Senior Credit Facility as discussed hereafter.

     In the fourth quarter of 1995, AGP completed the following financing transactions: (i) sold 2,142,857 shares of its common stock for $30.0 million in a private placement transaction; (ii) made a $30.0 million unscheduled principal payment on the then outstanding senior term loan; (iii) executed a new credit facility to provide for aggregate borrowings of up to $225.0 million (the "Senior Credit Facility"); and (iv) borrowed $125 million under the Senior Credit Facility and repaid in full the remaining principal balance under the then outstanding senior term loan. Eighty percent of the common shares sold were purchased by Partnership II and the remaining shares were purchased by other holders of the Company's common stock. The proceeds from the issuance of the shares were used to make a $30.0 million capital contribution to American Life Holding to enable American Life Holding to prepay its previous existing senior term loan. The general terms and conditions of the Senior Credit Facility are discussed in note 6 of the accompanying consolidated financial statements. The Company believes the Senior Credit Facility provides greater flexibility to American Life Holding than the prior senior term loan because the Senior Credit
Facility: (i) provides additional available working capital by increasing the aggregate maximum borrowings to $225.0 million; (ii) provides for a revolving credit facility; (iii) provides for more favorable interest rates; (iv) has less restrictive covenants; and (v) has a more favorable repayment schedule.

     AGP and American Life Holding need liquidity primarily to service their debt, pay dividends on their capital stock and pay operating expenses. The primary sources of funds for these payments are dividends on capital stock from subsidiaries and interest payments on surplus notes and net tax sharing payments received from American Life and Casualty.

     AGP has no direct ownership interest in the insurance subsidiaries and must rely on dividends from American Life Holding and payments under the tax sharing agreement with its subsidiaries to fund its operating expenses and any dividends or interest expense it may seek or be obligated to pay. Since the Acquisition, AGP's direct obligations for dividends on preferred stock and interest on indebtedness have been substantially reduced as a result of the retirement of certain preferred stock as part of the Acquisition and the conversion of $54.0 million principal amount of the Convertible Debentures. AGP remains obligated to pay interest on the remaining $15.0 million principal balance of the Convertible Debentures as long as such amounts remain outstanding.

     At December 31, 1995, American Life Holding had $150 million of senior subordinated notes outstanding and $125 million in outstanding indebtedness under the Senior Credit Facility. AGP and its subsidiaries may incur additional indebtedness in the future, subject to the limitations contained in the Senior Credit Facility and the indenture for the senior subordinated indebtedness. In addition, the Senior Credit Facility and the indenture contain limitations on the ability of American Life Holding to pay dividends on its capital stock (other than the two series of its redeemable preferred stock discussed in the following paragraph), which could impact AGP's access to funds to meet its obligations. Under the most restrictive covenants of the Senior Credit Facility, American Life Holding is limited to paying dividends of $.5 million per year to AGP. In the event that the Company is required to pay unpaid dividends on the 1988 Series Preferred Stock, limitations in the Senior Credit Facility would require the Company (absent a waiver from the lenders) to seek sources of funds other than dividends from American Life Holding or borrowing. The Company believes it will have sufficient resources to pay such preferred stock dividends if payment becomes necessary.
                                                            25

     American Life Holding has two series of redeemable preferred stock outstanding. Principal and interest payments on American Life Holding's indebtedness have priority over dividend payments on these issues of preferred stock, however the rights of the holders of such preferred stock with respect to the securities segregated in escrow accounts for the future redemption of that stock are unaffected by the incurrence of the new indebtedness.


     The payment of dividends and other distributions, including surplus note payments, by American Life and Casualty are subject to regulation by the Iowa Insurance Division. Currently, American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division, unless such payments, together with all other such payments within the preceding 12 months, exceed the greater of (1) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year or (2) 10 percent of its statutory surplus at the preceding December 31. For 1996, up to $31.0 million can be distributed as dividends or surplus note payments without prior approval of the Iowa Insurance Division. In addition, dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by regulatory authorities. Vulcan Life, which is subject to similar regulatory limitations on its ability to pay dividends, has not paid a dividend during the entire period of time it has been a subsidiary of the Company and no future dividend payments by Vulcan Life are currently contemplated.

     The maximum distributions permitted by law is not necessarily indicative of an insurer's actual ability to pay such distributions, which may be constrained by business and regulatory considerations, such as the impact of such distributions on surplus, which could affect an insurer's ratings or competitive position, the amount of premiums that can be written and the ability to pay future dividends or make other distributions. Further, the Iowa insurance laws and regulations require that the statutory surplus of American Life and Casualty following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate for its financial needs. The Iowa Insurance Division may bring an action to enjoin or rescind the payment of a dividend or distribution by American Life and Casualty that would, in its judgment, cause American Life and Casualty's statutory surplus to be unreasonable or inadequate under this standard.

     The transfer of funds by the Company's insurance subsidiaries is also restricted by certain covenants in the Company's loan agreements which, among other things, require American Life and Casualty to maintain statutory capital and surplus (including the asset valuation and interest maintenance reserves) of $250 million. Under the most restrictive of these limitations, $24.2 million of earned surplus at December 31, 1995 would be available for distribution by American Life and Casualty to American Life Holding in the form of dividends or other distributions.

     Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries differ in many respects from those governing the preparation of financial statements under GAAP. Accordingly, statutory operating results and statutory capital and surplus may differ substantially from amounts reported in the GAAP basis financial statements for comparable items. The Company's insurance subsidiaries follow certain permitted statutory accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules or various NAIC publications. Such permitted practices do not enhance statutory surplus. Further, the Company's insurance subsidiaries do not have any reinsurance agreements generally known as "surplus relief reinsurance" which have the effect of increasing statutory surplus at inception and reducing statutory surplus in subsequent years as amounts are recaptured by reinsurers. Information as to statutory capital and surplus and statutory net income for the Company's insurance subsidiaries as of and for the years ended December 31, 1995 and 1994, is included in note 14 in the accompanying consolidated financial statements.

     American Life Holding's cash flow also includes dividends and tax sharing payments derived from American Life and Casualty Marketing Division Co.'s ("AMCO") income, if any. AMCO functions as a general agent for American Life and Casualty, and its primary purpose is to pay commissions to American Life and Casualty's agents on annuity and life insurance policies issued by American Life and Casualty pursuant to a general agency commission and servicing agreement between AMCO and American Life and Casualty. This agreement initially benefits the statutory surplus of American Life and Casualty by extending the payment of first year commissions by American Life and Casualty to AMCO on certain deferred annuity policies over a longer period of time. In subsequent periods, American Life and Casualty's statutory surplus is reduced through the payment of renewal commissions to AMCO equal to a specified percentage of the accumulated policyholder account values of certain deferred annuity policies in force issued by American Life and Casualty since July 1990 remaining in force. These renewal commissions and capital contributions and/or advances from American Life Holding are the sources of funds for AMCO's payment of the first year commissions to agents on the deferred annuity policies issued by American Life and Casualty.

Federal Income Tax Legislation

     The annuity products marketed and issued by the Company enjoy certain income tax advantages as compared to certain other savings investments such as certificates of deposit and taxable bonds. One important tax advantage is the deferral of income taxation on any increases in the contract values during the accumulation phase of these annuity products as opposed to the current taxation of all earnings that is imposed on many other savings and investment products. In the event that the federal income tax laws are changed such that accumulated earnings on annuity products do not enjoy the tax deferral described above, or such that additional savings and investment products were to achieve similar tax deferral status, or such that tax rates were significantly lower so that the annuitant's ability to defer tax on annuity earnings was no longer a significant factor for the policyholder, consumer demand for the affected annuity products could decline materially or be eliminated. From time to time, Congress has considered proposals to revise or eliminate this tax deferral. There is no such proposal currently pending in Congress, nor has the current administration announced any consideration of such proposals. If legislation were enacted to eliminate the tax deferral for certain annuities, such a change would have an adverse effect on the ability of the Company to sell certain annuities.

Inflation

     Disclosures related to the financial effect of inflation generally focus on the items most often affected by inflation - inventories and property, plant and equipment. For a life insurance organization these items are insignificant or nonexistent. Most of the Company's assets are investments, repayable in the future in dollars that, assuming that inflation continues, will have less purchasing power than the dollars originally invested. Similarly, most of the Company's reserves and liabilities would be payable in the future with dollars with less purchasing power. An effect of inflation is a decline in purchasing power when monetary assets exceed monetary liabilities.

ITEM 8.  CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   Index to Consolidated Financial Statements

                                                                                                                  Page
                                                                                                                  ----
Report of Management.......................................................................................        29

Report of Independent Accountants on the Consolidated Financial Statements as of
     December 31, 1995 and 1994,  and for the year ended  December 31, 1995, the three months ended December 31, 1994, and the nine months ended
     September 30, 1994....................................................................................        30

Report of Independent Auditors for the year ended December 31, 1993........................................        31

Consolidated Balance Sheet.................................................................................        32

Consolidated Statement of Operations.......................................................................        34

Consolidated Statement of Shareholders' Equity.............................................................        36

Consolidated Statement of Cash Flows.......................................................................        38

Notes to Consolidated Financial Statements.................................................................        40

                              REPORT OF MANAGEMENT


To Our Shareholders


     Management of American Life Group, Inc. is responsible for the reliability of the financial information in this annual report. The financial statements are prepared in accordance with generally accepted accounting principles and the other financial information in this annual report is consistent with that of the financial statements (except for such information described as being in accordance with regulatory or statutory accounting requirements).

     The integrity of the financial information relies in large part on maintaining a system of internal control that is established by management to provide reasonable assurance that assets are safeguarded and transactions are properly authorized, recorded and reported. Reasonable assurance is based upon the premise that the cost of controls should not exceed the benefits derived from them. The Company's internal auditors continually evaluate the adequacy and effectiveness of this system of internal control and actions are taken to correct deficiencies as they are identified.

     Certain financial information presented depends upon management's estimates and judgments regarding the ultimate outcome of transactions which are not yet complete. Management believes these estimates and judgments are fair and reasonable in view of present conditions and available information.

     The Company engages independent accountants to audit its financial statements and express their opinion thereon. They have full access to each member of management in conducting their audits. Such audits are conducted in accordance with generally accepted auditing standards and include a review of internal controls, tests of the accounting records, and such other auditing procedures as they consider necessary to express an opinion on the Company's financial statements.






           Jon P. Newsome                              Rollin M. Dick
 President and Chief Executive Officer            Executive Vice President and
                                                    Chief Financial Officer

                        REPORT OF INDEPENDENT ACCOUNTANTS



Shareholders and Board of Directors
American Life Group, Inc.

     We have audited the accompanying consolidated balance sheet of American Life Group, Inc. (formerly known as The Statesman Group, Inc.) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1995, and the three months ended December 31, 1994. We have also audited the accompanying consolidated statements of operations, shareholders' equity and cash flows of American Life Group, Inc. and subsidiaries for the nine months ended September 30, 1994 based on the historical predecessor basis applicable to periods prior to the acquisition of the Company (see Note 1 of the notes to consolidated financial statements regarding the September 29, 1994 acquisition). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Life Group, Inc. and subsidiaries as of December 31, 1995 and 1994, and the consolidated results of their operations and their cash flows for the year ended December 31, 1995, and the three months ended December 31, 1994 and the consolidated results of operations and cash flows for the nine months ended September 30, 1994 of American Life Group, Inc. in conformity with generally accepted accounting principles.







                                                 COOPERS & LYBRAND L.L.P.


Indianapolis, Indiana
February 23, 1996

                         REPORT OF INDEPENDENT AUDITORS



The Shareholders and Board of Directors
American Life Group, Inc.

     We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows of American Life Group, Inc. (formerly known as The Statesman Group, Inc.) and subsidiaries for the year ended December 31, 1993. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of American Life Group, Inc. and subsidiaries for the year ended December 31, 1993, in conformity with generally accepted accounting principles.







                                                      ERNST & YOUNG LLP


Des Moines,  Iowa
January 27, 1994,  except for the
August 8, 1995  one-for-two stock
split as to which the date is August 9, 1995



                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                December 31, 1995 and 1994
                                                   (Dollars in millions)

                                                          ASSETS

                                                                                                1995           1994
                                                                                                ----           ----
Investments:
   Actively managed fixed maturities at fair value (amortized cost:
      1995 - $4,667.3; 1994 - $4,144.0)..................................................... $5,083.1        $4,100.1
   Equity securities at fair value (cost: 1995 - $16.5; 1994 - $19.7).......................     18.8            18.9
   Credit-tenant loans......................................................................     13.6             -
   Mortgage loans...........................................................................     64.6            64.7
   Policy loans.............................................................................     62.9            59.7
   Short-term investments...................................................................    102.3            53.6
   Other invested assets....................................................................     18.2            22.7
                                                                                            ---------        --------

        Total investments...................................................................  5,363.5         4,319.7

Accrued investment income ..................................................................     80.8            71.3
Cost of policies purchased..................................................................    250.1           447.8
Cost of policies produced...................................................................     77.6            25.0
Income tax assets...........................................................................      -             130.4
Property and equipment (net of accumulated depreciation: 1995 - $1.1; 1994 - $.3) ..........      8.9            11.7
Cash segregated for the conversion of 6-1/4% debentures.....................................      -              24.2
Securities segregated for the future redemption of redeemable preferred stock
  of a subsidiary...........................................................................     39.2            36.2
Goodwill ( net of accumulated amortization: 1995 - $11.3; 1994 - $2.2)......................    348.9           353.2
Other assets................................................................................     33.1            30.2
                                                                                             --------        --------

        Total assets........................................................................ $6,202.1        $5,449.7
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



                                        AMERICAN LIFE GROUP,  INC. AND SUBSIDIARIES

                                          CONSOLIDATED BALANCE SHEET (Continued)
                                                December 31, 1995 and 1994
                                      (Dollars in millions, except per share amounts)

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

                                                                                               1995           1994
                                                                                               ----           ----
Liabilities:
   Insurance liabilities.................................................................... $5,148.7        $4,843.8
   Income tax liabilities...................................................................     38.1             -
   Investment borrowings....................................................................    130.7             -
   Contingent consideration payable upon determination of
     the Savings Bank Litigation (see note 9)...............................................     30.1            30.1
   Other liabilities........................................................................     65.6            65.0
   Accounts payable to affiliates...........................................................      1.2             2.1
   Notes payable............................................................................    282.5           330.0
                                                                                             --------        --------

        Total liabilities...................................................................  5,696.9         5,271.0

Minority interest, primarily redeemable preferred stock of a subsidiary.....................     99.6            99.6

Shareholders' equity:
   Series Preferred Stock $1 Par...........................................................      66.6            58.9
   Common stock, $1 par value, and additional paid-in capital;
     35,000,000 shares authorized; outstanding:
     1995 - 13,442,075 shares; 1994 - 11,299,218 shares.....................................     75.9            45.9
   Unrealized appreciation (depreciation) of securities:
     Fixed maturity securities (net of applicable deferred income taxes:
        1995 - $105.0; 1994 - $(15.4))......................................................    194.9          (28.5)
     Other investments (net of applicable deferred income taxes:
        1995 - $.8; 1994 - $(.3))...........................................................      1.5            (.5)
   Retained earnings........................................................................     66.7            3.3
                                                                                             --------       --------

        Total shareholders' equity..........................................................    405.6           79.1
                                                                                             --------       --------

        Total liabilities and shareholders' equity.......................................... $6,202.1       $5,449.7
                                                                                             ========       ========


















                     The accompanying notes are an integral
                 part of the consolidated financial statements.



                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Dollars in millions, except per share amounts)
                                                                                                 Predecessor Basis
                                                                                            ---------------------------
                                                                           Three months     Nine months
                                                           Year ended         ended           ended         Year ended
                                                          December 31,     December 31,    September 30,    December 31,
                                                              1995             1994            1994           1993
                                                              ----             ----            ----           ----
Revenues:
    Insurance policy income.............................   $  58.1          $  13.6          $ 40.2          $  50.0
    Net investment income...............................     415.6             92.8           250.8            304.8
    Net trading income (losses) ........................       1.5              (.8)             -                -
    Net realized gains (losses).........................     147.8              1.2           (16.8)            18.9
    Other  .............................................       6.3              2.1             4.3              5.5
                                                           -------           ------          ------          -------

         Total revenues.................................     629.3            108.9           278.5            379.2
                                                           -------           ------          ------          -------

Benefits and expenses:
    Insurance policy benefits...........................      28.7              6.0            16.7             25.6
    Change in future policy benefits....................       4.4              3.4             9.4              6.1
    Interest expense on annuities and financial products     258.8             61.3           158.8            195.9
    Interest expense on notes payable...................      33.8              8.8             6.7              6.1
    Interest expense on investment borrowings...........       7.7               -              2.8               -
    Amortization of cost of policies purchased
      and cost of policies produced:
         Related to operations..........................      33.2              6.7            29.7             31.7
         Related to realized gains .....................      83.3               -              2.8              9.8
    Amortization of goodwill............................       9.1              2.2              -                -
    Acquisition, merger and other nonrecurring expenses        5.4               -              7.2               -
    Other operating costs and expenses..................      31.1              8.0            25.8             35.5
                                                           -------           ------          ------          -------

         Total benefits and expenses....................     495.5             96.4           259.9            310.7
                                                           -------           ------          ------          -------

         Income before income taxes, minority
           interest and extraordinary charge............     133.8             12.5            18.6             68.5

Income tax expense......................................      49.9              5.1             6.7             22.4
                                                           -------           ------          ------          -------

         Income before minority interest and
           extraordinary charge.........................      83.9              7.4            11.9             46.1

Minority interest-primarily dividends on preferred
    stock of subsidiary.................................       8.8              2.2             6.7              8.8
                                                           -------           ------          ------          -------

         Income before extraordinary charge.............      75.1              5.2             5.2             37.3

Extraordinary charge on extinguishment of debt,
    net of income tax benefit...........................       4.0               -               -                -
                                                           -------           ------          ------          -------

         Net income.....................................      71.1              5.2             5.2             37.3

Dividend requirements of Series Preferred Stock
    $1 Par, net of income tax benefit...................       7.7              1.9             1.1              1.6
                                                           -------           ------          ------          -------

         Net income applicable to common stock..........   $  63.4           $  3.3          $  4.1          $  35.7
                                                           =======           ======          ======          =======

                            (Continued on next page)

                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                                            34




                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF OPERATIONS (Continued)


                                                                                                Predecessor Basis
                                                                                         ----------------------------
                                                                       Three months       Nine months
                                                        Year ended         ended             ended        Year ended
                                                       December 31,    December 31,      September 30,   December 31,
                                                           1995            1994              1994            1993
                                                           ----            ----              ----            ----
Earnings per common share:
    Primary:
      Weighted average shares outstanding...........     11,487,000        11,299,000       7,100,000      7,161,000
      Earnings before extraordinary charge..........          $5.87              $.30            $.58          $4.98
      Extraordinary charge..........................            .35                -               -              -
                                                              -----              ----            ----          -----

           Net income...............................          $5.52              $.30            $.58          $4.98
                                                              =====              ====            ====          =====

    Fully diluted:
      Weighted average shares outstanding...........     11,487,000        11,299,000       7,100,000     10,556,000
      Earnings before extraordinary charge..........          $5.87              $.30            $.58          $3.69
      Extraordinary charge..........................            .35               -                -              -
                                                              -----              ----            ----          -----

           Net income...............................          $5.52              $.30            $.58          $3.69
                                                              =====              ====            ====          =====
































                     The accompanying notes are an integral
                 part of the consolidated financial statements.




                                        AMERICAN LIFE GROUP,  INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      (Dollars in millions, except per share amounts)

                                                                                                    Predecessor Basis
                                                                                               --------------------------
                                                                               Three months    Nine months
                                                                 Year ended        ended          ended        Year ended
                                                                December 31,   December 31,   September 30,   December 31,
                                                                    1995           1994           1994            1993
                                                                    ----           ----           ----            ----
Series Preferred Stock $1 Par:
   Balance, beginning of period...............................      $58.9         $57.0           $  .3             $ .3
     Retirement of 1976 Series Preferred
        Stock pursuant to Acquisition.........................         -             -              (.2)              -
     1994 Series Preferred Stock issued.......................         -             -             45.7               -
     Allocation to 1994 Series Preferred Stock
        from additional paid-in capital.......................         -             -             11.3               -
     Distribution of paid-in-kind dividend on
        1994 Series Preferred Stock...........................        7.4            -               -                -
     Change in accrued dividend on 1994 Series
        Preferred Stock.......................................         .3           1.9              -                -
     Other ...................................................         -             -              (.1)              -
                                                                    -----         -----          ------            -----

   Balance, end of period.....................................      $66.6         $58.9           $57.0            $  .3
                                                                    =====         =====          ======            =====

Common stock and additional paid-in capital:
   Balance, beginning of period...............................      $45.9         $45.9           $65.9            $62.0
     Issuance of common stock.................................       30.0            -               -                -
     Stock dividend...........................................         -             -               -               9.4
     Cost of shares acquired..................................         -             -              (.6)            (6.2)
     Amounts related to stock option plans and
        employee benefit plans................................         -             -             (3.4)              .1
     Exchange of 1987 Series II Preferred Stock...............         -             -               -                .4
     Tax benefit related to issuance of shares
        under stock option plans..............................         -             -              3.2               .2
     Conversion of 6-1/4% debentures..........................         -             -              2.5               -
     Retirement of common and preferred stock
        pursuant to Acquisition ..............................         -             -            (67.6)              -
     Issuance of common stock to Partnership II...............         -             -             45.9               -
     Issuance of common stock to holders of the 1994
        Series Preferred Stock................................         -             -             11.3               -
     Allocation of additional paid-in capital to 1994
        Series Preferred Stock................................         -             -            (11.3)              -
                                                                    -----        ------           -----            -----

   Balance, end of period.....................................      $75.9         $45.9           $45.9            $65.9
                                                                    =====         =====           =====            =====

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period ............................     $(28.5)       $   -          $    -            $  -
        Adoption of FASB Statement 115 .......................         -             -             38.2              -
        Change in unrealized appreciation (depreciation)......      223.4         (28.5)         (188.9)             -
        Elimination of balance pursuant to Acquisition........         -            -             150.7              -
                                                                   ------        ------          ------           -----

     Balance, end of period...................................     $194.9        $(28.5)         $   -            $  -
                                                                   ======        ======          ======           =====


                            (Continued on next page)


                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                                            36





                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (Continued)
                                      (Dollars in millions, except per share amounts)

                                                                                                Predecessor Basis
                                                                                            ----------------------------
                                                                            Three months    Nine months
                                                             Year ended         ended          ended          Year ended
                                                            December 31,    December 31,   September 30,     December 31,
                                                                1995            1994           1994              1993
                                                                ----            ----           ----              ----
   Other investments:
     Balance, beginning of period.........................     $  (.5)          $   -        $  (.3)            $ (1.5)
        Change in unrealized appreciation (depreciation)          2.0             (.5)         (1.3)               1.2
        Elimination of balance pursuant to Acquisition....         -               -            1.6                 -
                                                               ------           -----        ------             ------

     Balance, end of period...............................     $  1.5           $ (.5)       $   -              $  (.3)
                                                               ======           =====        ======             ======

Retained earnings:
   Balance, beginning of period...........................     $  3.3           $  -         $ 79.4             $ 53.0
     Net income...........................................       71.1             5.2           5.2               37.3
     Dividends:
        Preferred stock (paid in cash)....................         -               -           (1.4)              (1.0)
        Preferred stock (payable in additional shares)....       (7.7)           (1.9)           -                  -
        Common stock (paid in cash).......................         -               -           (1.3)               (.6)
        Common stock (paid in additional shares)..........         -               -             -                (9.4)
     Tax benefit on 1987 Series II Preferred
        Stock dividends...................................         -               -             .1                 .1
     Elimination of balance pursuant to Acquisition.......         -               -          (82.0)                -
                                                               ------           -----        ------             ------

   Balance, end of period.................................     $ 66.7           $ 3.3        $  -               $ 79.4
                                                               ======           =====        ======             ======

   Total shareholders' equity.............................     $405.6           $79.1        $102.9             $145.3
                                                               ======           =====        ======             ======























                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                                                            37




                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)

                                                                                                   Predecessor Basis
                                                                                            -----------------------------
                                                                           Three months     Nine months
                                                           Year ended          ended           ended          Year ended
                                                          December 31,     December 31,    September 30,     December 31,
                                                              1995             1994            1994              1993
                                                              ----             ----            ----              ----
Cash flows from operating activities:
   Net income..........................................   $    71.1          $  5.2        $    5.2          $    37.3
   Adjustments to reconcile net income to net
     cash provided by operating activities:
        Amortization and depreciation..................       126.6             9.9            34.3               42.9
        Income taxes...................................        48.8             5.1            (1.1)               2.5
        Insurance liabilities..........................        44.8             4.3            13.9               14.6
        Interest credited to insurance liabilities.....       258.8            61.3           158.8              195.9
        Fees charged to insurance liabilities..........       (29.6)           (5.9)          (18.4)             (20.1)
        Accrual and amortization of investment income         (54.6)          (25.1)          (39.8)             (60.5)
        Deferral of cost of policies produced..........       (87.3)          (25.2)          (85.2)            (100.3)
        Other liabilities..............................        (5.8)          (14.3)            4.3                2.1
        Accounts and notes receivable..................        (2.6)            (.6)             .8               (8.0)
        Extraordinary charge on extinguishment of debt          6.2              -               -                  -
        Realized (gains) losses and trading (gains)
           losses on investments.......................      (149.3)            (.4)           16.8              (18.9)
        Other..........................................        (9.4)           (1.1)           (4.3)              (3.2)
                                                          ---------         -------       ---------         ----------

        Net cash provided by operating activities......       217.7            13.2            85.3               84.3
                                                          ---------         -------       ---------         ----------

Cash flows from investing activities:
   Purchases of investments............................    (3,244.2)         (764.8)       (1,324.6)          (3,860.9)
   Sales of investments................................     2,835.9           505.5           629.9            2,226.3
   Maturities and redemptions..........................        77.7            36.1           241.8              763.0
                                                          ---------         -------       ---------         ----------


        Net cash used by investing activities..........      (330.6)         (223.2)         (452.9)            (871.6)
                                                          ---------         -------       ---------         ----------

















                            (Continued on next page)

                     The accompanying notes are an integral
                  part of the consolidated financial statements.






                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                     CONSOLIDATED STATEMENT OF CASH FLOWS  (Continued)
                                                   (Dollars in millions)

                                                                                                 Predecessor Basis
                                                                                            -----------------------------
                                                                            Three months    Nine months
                                                           Year ended           ended          ended          Year ended
                                                          December 31,      December 31,   September 30,     December 31,
                                                              1995              1994           1994              1993
                                                              ----              ----           ----              ----
Cash flows from financing activities:
   Issuance of notes payable...........................     $ 125.0            $   -       $   336.8          $   115.7
   Payments on notes payable...........................      (170.0)               -           (79.3)             (37.3)
   Cash released from (placed in) segregated account
     for conversion of Convertible Debentures..........        15.0                -           (66.5)                -
   Issuance of common stock............................        30.0                -            45.9                 -
   Payments to former stockholders pursuant to
     merger agreement..................................         -                  -          (244.4)                -
   Issuance of 1994 Series Preferred Stock.............         -                  -            57.0                 -
   Purchase of securities segregated for future
     redemption of redeemable preferred stock of
     a subsidiary......................................         -                  -             -                 (9.9)
   Payments to repurchase equity securities............         -                  -             (.6)              (6.2)
   Investment borrowings, net..........................       130.7                -             -                   -
   Deposits to insurance liabilities...................       797.1              275.5         824.1            1,035.0
   Withdrawals from insurance liabilities..............      (766.2)            (149.8)       (389.4)            (309.8)
   Dividends paid......................................        -                   -            (1.7)              (1.3)
   Other...............................................        -                   (.3)          -                 (2.1)
                                                            -------           --------    ----------         ----------

        Net cash provided by financing activities......       161.6              125.4         481.9              784.1
                                                            -------           --------    ----------         ----------
        Net increase (decrease) in short-term
          investments..................................        48.7              (84.6)        114.3               (3.2)

        Short-term investments,  beginning of period...        53.6              138.2          23.9               27.1
                                                            -------           --------    ----------         ----------

        Short-term investments, end of period..........     $ 102.3           $   53.6     $   138.2          $    23.9
                                                            =======           ========    ==========         ==========


















                     The accompanying notes are an integral
                 part of the consolidated financial statements.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       1.  SIGNIFICANT ACCOUNTING POLICIES

       Basis of Presentation

       American Life Group, Inc. (the "Company") (formerly The Statesman Group, Inc. prior to its name change in August 1995) is an insurance holding company engaged primarily in the development, marketing, issuance and administration of annuity and life insurance products through its insurance subsidiaries, American Life and Casualty Insurance Company ("American Life and Casualty") and Vulcan Life Insurance Company ("Vulcan Life"). The Company markets its annuity and life insurance products primarily to middle-income individuals, ages 45 and over, through a general agency and insurance brokerage distribution system. The Company, through its wholly owned subsidiary, American Life Holding Company ("American Life Holding"), owns 100 percent of American Life and Casualty, which owns 98 percent of Vulcan Life.

       The accompanying consolidated financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"), which, as to the subsidiary insurance companies, differ in some respects from statutory accounting practices followed in the preparation of financial statements submitted to state insurance departments. All share and per share amounts have been restated to reflect the August 8, 1995 one-for-two stock split, unless otherwise noted. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the preparation period. Actual results could differ from those estimates. Significant estimates and assumptions are utilized in the calculation of cost of policies produced, cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. It is reasonably possible that actual experience could differ from the estimates and assumptions utilized which could have a material impact on the financial statements.

       On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition (the "Acquisition") of the Company. Under an Agreement and Plan of Merger dated May 1, 1994, the Company merged with a subsidiary of Partnership II. The Company's former shareholders received $15.25 (not adjusted for the August 8, 1995 one-for- two stock split) in cash per common equivalent share plus a contingent payment right (the "Contingent Payment Right") to receive up to another $2.00 (not adjusted for the August 8, 1995 one-for-two stock split) in cash per common equivalent share (the "Contingent Consideration"), based on the outcome of the Company's pending litigation against the U.S. Government concerning its former savings bank subsidiary (the "Savings Bank Litigation") (see note 9).

       Partnership II was formed by Conseco, Inc. ("Conseco") to invest in privately negotiated acquisitions of specialized annuity, life and accident and health insurance companies and related businesses. The sole general partner of Partnership II is a wholly owned subsidiary of Conseco. Conseco is a publicly-held specialized financial services holding company which manages several wholly or partially owned life insurance companies and provides services to its managed companies and other businesses for fees. After the Acquisition and related financing transactions, Partnership II owns 80 percent of the Company's outstanding common stock. Conseco, through its direct investment and interests in certain of its subsidiaries and affiliates, has a 36 percent ownership interest in the Company.

       In March 1996, Conseco announced it is terminating Partnership II because changes in the regulatory and rating agency environment have made it impractical to structure leveraged acquisitions of life insurance companies in a manner that produces the expected returns to the limited partners (see note 16).

       The Acquisition and related transactions were funded with: (i) $45.9 million of cash contributions from Partnership II (including $14.7 million provided by Conseco and its affiliates); (ii) $57.0 million in cash from the sale in a private placement of the Company's 1994 Series Preferred Stock $1 Par (the "1994 Series Preferred Stock" - see note 8)(including $49.9 million provided by Conseco and its affiliates, of which $3.0 million was sold in December 1994 to an unaffiliated company); and (iii) $320.0 million in cash from the issuance of notes payable by American Life Holding (see note 6). As partial consideration for the purchase of the 1994 Series Preferred Stock, the purchasers received 20 percent of the outstanding common stock of the Company.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The Acquisition is accounted for using the purchase method of accounting. Under purchase accounting, the total purchase cost was allocated to the assets and liabilities acquired based on their fair values, with the excess of the total purchase cost over the fair value of the net assets acquired recorded as goodwill. The consolidated balance sheet as of December 31, 1995 and 1994, and consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 1995, and the three months ended December 31, 1994, are reported based on such purchase values.

       The values of the assets and liabilities acquired were as follows (dollars in millions):


              Fixed maturities........................................................     $ 3,906.0
              Mortgage loans..........................................................          64.7
              Policy loans............................................................          59.1
              Short-term investments..................................................         138.2
              Other investments.......................................................          51.9
              Cost of policies purchased..............................................         454.3
              Goodwill................................................................         360.2
              Income taxes............................................................         121.9
              Reinsurance receivables.................................................           5.6
              Cash segregated for conversion of convertible debentures................          66.5
              Securities segregated for future redemption of redeemable preferred
                stock of a subsidiary.................................................          35.5
              Insurance liabilities...................................................      (4,658.4)
              Notes payable...........................................................        (371.7)
              Minority interest.......................................................         (99.0)
              Other...................................................................         (31.9)
                                                                                           ---------

                  Net assets acquired.................................................     $   102.9
                                                                                           =========

       Assuming the Acquisition and related transactions had occurred as of January 1, 1994, revenues, income before extraordinary charge and loss before extraordinary charge per common share were $397.6 million, $7.3 million and $.01, respectively, for the year ended December 31, 1994. All such pro forma amounts are unaudited.

       The consolidated financial statements include the accounts of the Company and its subsidiaries after elimination of all significant intercompany accounts and transactions. Certain amounts from prior periods were reclassified to conform to the 1995 presentation.

       Investments

       Fixed maturity investments are securities that mature more than one year after they are issued and include bonds, notes receivable and preferred stocks with mandatory redemption features. Equity securities include investments in common stocks and non-redeemable preferred stock. Effective January 1, 1994, the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"), and, accordingly, classifies its fixed maturity and equity securities into the following three categories:

         o Actively managed fixed maturity securities that may be sold prior to maturity due to changes that might occur in market interest rate risks, changes in the security's prepayment risk, the management of income tax position, general liquidity needs, an increase in loan demand, the need to increase regulatory capital, changes in foreign currency risk or similar factors. Actively managed fixed maturity securities and equity securities are carried at fair value and the unrealized gain or loss is recorded as a component of shareholders' equity, net of tax and the related adjustments described in the second following paragraph.

         o Trading account securities are fixed maturity and equity securities that are bought and held principally for the purpose of selling them in the near term. Trading account securities are carried at estimated fair value and the unrealized gain or loss is included as a component of net trading income. No trading securities were held at December 31, 1995 or 1994.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




         o All other fixed maturity securities are those securities which the Company has the ability and positive intent to hold to maturity, and are carried at amortized cost. The Company may dispose of such securities under certain unforeseen circumstances, such as issuer credit deterioration or regulatory requirements. In conjunction with the Acquisition, all fixed maturity securities previously classified as held to maturity were transferred to actively managed to reflect the intent of the current management. The Company has not held any securities in this classification since the Acquisition.

       There was no effect on net income as a result of adopting SFAS 115.

       Anticipated returns, including realized gains and losses, from the investment of policyholder balances are considered in determining the amortization of the cost of policies purchased and the cost of policies produced. When actively managed fixed maturity securities are stated at fair value, an adjustment to the cost of policies purchased and the cost of policies produced may be necessary if a change in amortization would have been recorded if such securities had been sold at their fair value and the proceeds reinvested at current yields. Furthermore, if future yields expected to be earned on such securities decline, it may be necessary to increase certain insurance liabilities. Adjustments to such liabilities are required when their balances, in addition to future net cash flows including investment income, are insufficient to cover future benefits and expenses.

       Unrealized gains and losses and the related adjustments described in the preceding paragraph have no effect on earnings, but are recorded, net of tax, as a component of shareholders' equity. The following table summarizes the effect of these adjustments as of December 31, 1995:

                                                                         Effect of fair value
                                                                             adjustment to
                                                           Balance         actively managed         Reported
                                                      before adjustment    fixed maturities          amount
                                                      -----------------    ----------------          ------
                                                                         (Dollars in millions)
       Actively managed fixed maturities..............   $4,667.3               $  415.8            $5,083.1
       Cost of policies purchased.....................      343.7                  (93.6)              250.1
       Cost of policies produced......................       99.9                  (22.3)               77.6
       Income tax (assets) liabilities ...............      (66.9)                 105.0                38.1
       Unrealized appreciation of fixed
          maturity securities.........................        -                    194.9               194.9

       Effective January 1, 1994, when the Company recognizes changes in conditions that cause a fixed maturity investment to be transferred to a different category (e.g., actively managed, held to maturity or trading), the security is transferred to the new category at its fair value at the date of the transfer. At the date of transfer, the security's unrealized gain or loss (which was immaterial for 1994 and 1995) is accounted for as follows:

       o For transfers to the trading category, the unrealized gain or loss is recognized in earnings;

       o For transfers from the trading category, the unrealized gain or loss already recognized in earnings is not reversed;

       o For transfers to actively managed from held to maturity, the unrealized gain or loss is recognized in shareholders' equity; and

       o For transfers to held to maturity from actively managed, the unrealized gain or loss at the date of transfer continues to be reported in shareholders' equity, but is amortized over the remaining life of the security as an adjustment of yield.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar roll transactions to increase its return on investments and improve liquidity. These transactions are accounted for as collateral borrowings, where the amount borrowed is equal to the sales price of the underlying securities.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Credit-tenant loans are loans for commercial properties. When these loans are made: (i) the lease of the principal tenant is assigned to the Company; (ii) the lease must produce adequate cash flow to fund substantially all the requirements of the loan; and (iii) the principal tenant or the guarantor of such tenant's obligations must have an investment-grade credit rating when the loan is made. These loans also must be secured by the value of the related property. Underwriting guidelines take into account such factors as: (i) the lease term of the property; (ii) the borrower's management ability, including business experience, property management capabilities and financial soundness; and (iii) such economic, demographic or other factors that may affect the income generated by the property, or its value. The underwriting guidelines generally require a loan-to-value ratio of 75 percent or less. Credit-tenant loans and traditional mortgage loans are carried at amortized cost.

       Policy loans are stated at their current unpaid principal balance. Short-term investments include commercial paper, invested cash and other investments purchased with maturities less than three months and are carried at amortized cost, which approximates estimated fair value. The Company considers all short-term investments to be cash equivalents.

       Other invested assets principally consist of debt instruments, which are generally recorded at amortized cost, and limited partnership investments which are reported under the equity method.

       Fees received and costs incurred in connection with origination of investments, principally mortgage loans, are deferred. Fees, costs, discounts and premiums are amortized as yield adjustments over the contractual life of the investments. Anticipated prepayments on mortgage-backed securities are taken into consideration in determining estimated future yields on such securities.

       The specific identification method is used to account for the disposition of investments. The differences between sale proceeds and carrying values are reported as gains and losses on investments, or as adjustments to investment income if the proceeds are prepayments by issuers prior to maturity.

       The Company manages its investments to limit credit risk by diversifying its portfolio among various security types and industry sectors. The Company regularly evaluates investment securities, credit-tenant loans and mortgage loans based on current economic conditions, past credit loss experience and other circumstances of the investee. A decline in a security's net realizable value that is other than temporary is treated as a realized loss and the cost basis of the security is reduced to its estimated fair value. Impaired loans are revalued at the present value of expected cash flows discounted at the loan's effective interest rate when it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the agreement. The Company accrues interest on the net carrying amount of impaired loans.

       Cost of Policies Purchased

       The cost of policies purchased represents the portion of the cost to acquire the Company that is attributable to the right to receive future cash flows from insurance contracts existing at the date of the Acquisition. The value of cost of policies purchased is the actuarially determined present value of the projected future cash flows from the insurance contracts existing at the Acquisition date.

       The method used by the Company to value the cost of policies purchased is consistent with the valuation methods used most commonly to value blocks of insurance business, which is also consistent with the basic methodology generally used to value assets.
The method used by the Company is summarized as follows:

       o   Identify the expected future cash flows from the blocks of business.

       o Identify the risks inherent in realizing those cash flows (i.e., the probability that the cash flows will be realized).

       o Identify the rate of return that the Company believes it must earn in order to accept the risks inherent in realizing the cash flows, based on consideration of the factors summarized below.

       o Determine the value of the policies purchased by discounting the expected future cash flows by the discount rate the Company requires.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Expected future cash flows used in determining such value are based on actuarially determined projections of future premium collections, mortality, surrenders, operating expenses, changes in insurance liabilities, investment yields on the assets held to back the policy liabilities and other factors. These projections take into account all factors known or expected at the valuation date based on the collective judgment of the management of the Company. Actual experience on purchased business may vary from projections due to differences in renewal premiums collected, investment spread, investment gains or losses, mortality and morbidity costs and other factors.

       The discount rate of 19.5 percent used to determine the value of the cost of policies purchased is the rate of return required by Partnership II to invest in the business being acquired. The following factors have been considered in determining this rate:

       o The magnitude of the risks associated with each of the actuarial assumptions used in determining expected future cash flows as described in the preceding paragraphs.

       o   The cost of capital to fund the Acquisition.

       o The perceived likelihood of changes in projected future cash flows that might occur if there are changes in insurance regulations and tax laws.

       o The compatibility with other company activities that may favorably affect future cash flows.

       o   The complexity of the acquired business.

       o   Recent  purchase   prices  (i.e.,   discount  rates  used  in
           determining valuations) on similar blocks of business.

       After the cost of purchased policies is determined using the methods described above, the amount is amortized based on the incidence of the expected cash flows and the interest rate credited to the underlying products.

       To the extent that past or future experience on purchased business varies from projections due to differences in renewal premiums collected, investment spread, investment gains or losses, mortality and morbidity costs and other factors, it may be necessary to adjust the amortization of the cost of policies purchased. For example, sales of fixed maturity investments that result in a gain (or loss), but also reduce (or increase) the future investment spread because the sale proceeds are reinvested at a lower (or higher) earnings rate, may cause amortization to increase (or decrease) reflecting the change in the incidence of cash flows. For universal life-type contracts and investment-type contracts, the accumulated amortization is adjusted (whether an increase or a decrease) whenever there is a material change in the estimated gross profits expected over the life of a block of business in order to maintain a constant relationship between cumulative amortization and the present value (discounted at the rate of interest that accrues to the policies) of expected gross profits. For most other contracts, the unamortized asset balance is reduced by a charge to income only when the present value of future cash flows, net of the policy liabilities, is not sufficient to cover such asset balance.

       Recoverability of the cost of policies purchased is evaluated regularly by comparing the current estimate of expected future cash flows (discounted at the rate of interest earned on invested assets) to the unamortized asset balance by line of insurance business. If such current estimate indicates that the existing insurance liabilities, together with the present value of future net cash flows from the blocks of business purchased, will not be sufficient to recover the cost of policies purchased, the difference would be charged to expense.

       Cost of Policies Produced

       Costs of producing new business (primarily commissions, bonus interest and certain costs of policy issuance and underwriting, net of fees charged to the policy in excess of ultimate fees charged), which vary with and are primarily related to the production of new business, are deferred to the extent recoverable from future profits. Such costs are amortized with interest as follows:

       o For universal life-type contracts and investment-type contracts, in relation to the present value of expected gross profits from these contracts, discounted using the interest rate credited to the policy.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       o For immediate annuities with mortality risks, in relation to the present value of benefits to be paid.

       o For traditional life insurance products, in relation to future anticipated premium revenue using the same assumptions that are used in calculating the insurance liabilities.

       Recoverability of the unamortized balance of the cost of policies produced is evaluated regularly. Cumulative and future amortization of the cost of policies produced is adjusted, when there is a material change in estimated gross profits expected over the life of a block of business, consistent with the methods described above for the cost of policies purchased.

       Goodwill

       The excess of the cost of acquiring the Company's net assets over their estimated fair values on the Acquisition date is recorded as goodwill and is being amortized on the straight-line basis over a 40 year period. The Company periodically assesses the recoverability of goodwill through projections of future earnings of the related subsidiaries. Such assessment is made based on whether goodwill is fully recoverable from projected undiscounted net cash flows from earnings of the subsidiaries over the remaining amortization period. If future evaluations of goodwill indicate a material change in the factors supporting recoverability over the remaining amortization period, all or a portion of goodwill may need to be written off or the amortization period shortened.

       Property and Equipment

       Property and equipment are reported at cost, less accumulated depreciation and amortization. Provisions for depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets.

       Insurance Liabilities, Recognition of Insurance Policy Income and Related Benefits and Expenses

       Reserves for universal life-type and investment-type contracts (principally deferred annuities) are based on the contract account balance, if future benefit payments in excess of the account balance are not guaranteed, or on the present value of future benefit payments when such payments are guaranteed. Additions to insurance liabilities are made if future cash flows including investment income are insufficient to cover future benefits and expenses.

       For investment contracts without mortality risk (such as deferred annuities and immediate annuities with benefits paid for a period certain) and for contracts that permit the Company or the insured to make changes in the contract terms (such as universal life), premium deposits and benefit payments are recorded as increases or decreases in a liability account rather than as revenue and expense. Amounts charged against the liability account for the cost of insurance, policy administration fees, surrender penalties and amortization of policy initiation fees are recorded as revenues. Interest credited to the liability account and benefit payments made in excess of the contract liability account balance are charged to expense.

       Reserves for traditional life insurance policy benefits are generally calculated using the net level premium method and assumptions made at the time the contract is issued (or in the case of policies acquired by purchase, at purchase date) as to investment yields, mortality, withdrawals and other assumptions based on projections of past experience modified as necessary to reflect anticipated trends and include provisions for possible unfavorable deviation. Policy benefit claims are charged to expense in the period that claims are incurred.

       For traditional insurance contracts, premiums are recognized as income when due or, for short duration contracts, over the period to which the premiums relate. Benefits and expenses are recognized as a level percentage of earned premiums. Such recognition is accomplished through the provision for future policy benefits and the amortization of the cost of policies produced.
 Participating business is immaterial and dividends related to such business are included as part of the policy reserves.

       For investment contracts with mortality risk, but with premiums paid for only a limited period (such as single-premium immediate annuities with benefits paid for the life of the annuitant), the accounting treatment is similar to traditional contracts. However, the excess of the gross premium over the net premium is deferred and recognized in relation to the present value of expected future benefit payments (when accounting for annuity contracts) or in relation to insurance in force (when accounting for life insurance contracts).
                                                          45

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Liabilities for incurred claims are determined using historical experience and published tables for disabled lives and represent an estimate of the present value of the remaining ultimate net cost of all reported and unreported claims. Management believes these estimates are adequate. Such estimates are reviewed continually and any adjustments are reflected in current operations.

       Accident and health insurance reserves are comprised of unearned premium reserves computed on a pro rata basis, return of premium reserves and the present value of amounts not yet due on long-term disability policies computed on the same basis as life insurance.

       Reinsurance

       In the normal course of business, the Company seeks to limit its exposure to loss on any single insured and to recover a portion of the benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under agreements of indemnity reinsurance. The Company has set its retention limit on life insurance policies at $.1 million.

       Assets and liabilities related to insurance contracts are reported before the effects of reinsurance. Reinsurance receivables and prepaid reinsurance premiums (including amounts related to insurance liabilities) are reported as assets. Estimated reinsurance receivables are recognized in a manner consistent with the liabilities related to the underlying reinsured contracts.

       Income Taxes

       Effective January 1, 1993, the Company changed its method of accounting for income taxes from the deferred method to the liability method required by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). The cumulative effect of adopting SFAS 109 as of January 1, 1993, and the effect of the change on federal income tax expense for the year ended December 31, 1993, were not material.

       Income tax expense includes deferred income taxes arising from temporary differences between the financial statement and income tax reporting basis of assets and liabilities. Deferred income tax expense or benefit is based on the changes in the deferred income tax asset or liability from period to period. Additionally, the effect of a tax rate change on accumulated deferred income taxes is reflected in income in the period in which the change is enacted.

       In assessing the realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences become deductible. If future taxable income does not occur as expected, deferred income tax assets may need to be written off.

       Minority Interest

       A charge is made against consolidated income representing: (i) the share of earnings of Vulcan Life attributable to its minority interest; and (ii) dividends on the redeemable preferred stock of American Life Holding. Shareholders' equity attributable to the minority interests is shown separately on the consolidated balance sheet.

       Earnings Per Share

       Primary earnings per common share is based on the weighted average number of common and common equivalent shares outstanding and net income applicable to common stock.

       For periods prior to October 1, 1994, fully diluted earnings per common share assume that the Series Preferred Stock $1 Par and the 6-1/4% Convertible Subordinated Debentures were converted into common stock as of the date of issuance and that the related dividend and interest requirements were eliminated. In addition, net income has been reduced by the additional contribution to the employee stock ownership plan ("ESOP"), less applicable income tax benefits, that would have been required to service the ESOP debt, if the shares of 1987 Series II Preferred Stock were converted into common stock. For the year ended December 31, 1995, and the three month period ended December 31, 1994, there were no dilutive securities.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       All share and per share amounts have been restated to give retroactive effect to: (i) the August 8, 1995 one-for-two stock split, and (ii) the 5 percent stock dividend paid in December 1993.

       Securities Segregated for the Future Redemption of Redeemable Preferred Stock of a Subsidiary

       Securities segregated for the future redemption of redeemable preferred stock of American Life Holding are reported at amortized cost. The Company has the positive intent and ability to hold these securities until maturity. See note 7 for a description of these securities and the redeemable preferred stock.

       Employee Benefits

       Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and Statement of Financial Accounting Standards No. 112, "Employers' Accounting for Postemployment Benefits." These statements require companies to recognize expense related to anticipated postretirement and postemployment benefits (other than pensions) over the period the employee provides services. Adoption of these statements did not have a material impact on results of operations for the year ended December 31, 1993, and the cumulative effect of these changes in accounting principle was not material.

       Interest Rate Swaps

       Net interest received or paid on interest rate swap contracts that reduce the Company's exposure to interest rate risk and qualify as hedges is recognized as an adjustment to net investment income over the term of the contract. To qualify as a hedge, it must be probable that a high correlation will exist between: (i) changes in the estimated fair value of the interest rate swap contract; and (ii) changes in the estimated fair value of the related financial instrument exposed to interest rate risk. If conditions change so that the contracts no longer effectively hedge the interest exposure, the contracts are recorded at fair value with the appropriate charge or credit to income. The Company had no material interest rate swap contracts outstanding at December 31, 1995.

       Business Segments

       The Company operates in the single business segment of providing individual life insurance and annuity coverage within the United States.

       Fair Values of Financial Instruments

       The following methods and assumptions are used by the Company in determining estimated fair values of financial instruments:

   Investment securities: The estimated fair values for fixed maturity securities (including redeemable preferred stocks) and equity securities are based on quotes from independent pricing services, where available. For investment securities for which such quotes are not available, the estimated fair values are determined using values obtained from broker-dealer market makers or by discounting expected future cash flows using current market interest rates applicable to the yield, credit quality and, for fixed maturity securities, the maturity of the investments.

   Credit-tenant loans, mortgage loans and policy loans: The estimated fair values of these loans are determined by discounting future expected cash flows using interest rates currently being offered for similar loans to borrowers with similar credit ratings.
   Loans with similar characteristics are aggregated for purposes of the calculations.

   Short-term investments: The estimated fair values for short-term investments are based on quoted market prices. The carrying amount reported in the consolidated balance sheet for these instruments approximates their estimated fair value.

   Other invested assets: The estimated fair value of these assets, which are not material, have been assumed to be equal to carrying value.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

   Securities segregated for the future redemption of redeemable preferred stock of a subsidiary: Estimated fair values of the U.S. Treasury securities held in escrow for the future redemption of redeemable preferred stock of American Life Holding are based on quoted market prices.

   Insurance liabilities for investment contracts: The estimated fair values of the Company's liabilities under investment-type insurance contracts are determined using discounted cash flow calculations using interest rates currently being offered for similar contracts with maturities consistent with those remaining for the contracts being valued.

   Investment borrowings: Due to the short-term nature of these borrowings (terms generally less than 30 days), estimated fair values are assumed to approximate the carrying amount reported in the consolidated balance sheet.

   Notes payable: The estimated fair value of the Company's convertible subordinated debentures is based on the outstanding principal amount, which is approximately equal to the cash held in an escrow account for their conversion. The estimated fair value of variable rate notes payable approximates their par value. The estimated fair value of fixed rate notes payable (other than the convertible subordinated debentures) is based on quoted market prices.

   Redeemable preferred stock of a subsidiary: The estimated fair value of the publicly-traded redeemable preferred stock issued by American Life Holding is based on quoted market prices. The estimated fair value of the privately placed redeemable preferred stock issued by American Life Holding is determined by discounting expected future cash flows using assumed incremental dividend rates for similar duration securities.

   Interest rate swaps: Estimated fair values of interest rate swap contracts are based on estimates of fair value from dealers which represent the net value or the cost of terminating the contracts at the balance sheet date.

   The estimated fair values of the Company's financial instruments are as follows:

                                                                   1995                       1994
                                                          -----------------------     ---------------------
                                                          Carrying       Fair         Carrying        Fair
                                                           amount        value         amount         value
                                                           ------        -----         ------         -----
                                                                         (Dollars in millions)
Financial assets:
    Fixed maturities...................................   $5,083.1     $5,083.1        $4,100.1     $4,100.1
    Equity securities..................................       18.8         18.8            18.9         18.9
    Credit-tenant loans................................       13.6         14.5             -            -
    Mortgage loans.....................................       64.6         74.0            64.7         64.7
    Policy loans.......................................       62.9         62.9            59.7         59.7
    Short-term investments.............................      102.3        102.3            53.6         53.6
    Other invested assets..............................       18.2         18.2            22.7         22.7
    Securities segregated for the future redemption
       of redeemable preferred stock of a subsidiary...       39.2         50.1            36.2         36.4

Financial liabilities:
    Insurance liabilities for investment contracts (1).   $4,716.4     $4,716.4        $4,444.8     $4,444.8
    Investment borrowings..............................      130.7        130.7             -            -
    Notes payable .....................................      282.5        299.4           330.0        339.7
    Redeemable preferred stock of a subsidiary.........       99.0         94.0            99.0         90.9
    Liability related to interest rate swaps...........        -            -              10.6         10.6

(1) The estimated fair values of the insurance liabilities for investment contracts were approximately equal to their carrying value at December 31, 1995 and 1994, because interest rates credited on the vast majority of account balances approximate current rates paid on similar contracts and are not generally guaranteed beyond one year. Fair values for the Company's insurance liabilities other than those for investment contracts are not required to be disclosed. However, the estimated fair values of liabilities for all insurance contracts are taken into consideration in the Company's overall management of interest rate risk, which minimizes exposure to changing interest rates through the matching of investment maturities with amounts due under insurance contracts.

                                                          48

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     2.  INVESTMENTS

     At December 31, 1995, the amortized cost and estimated fair value of actively managed fixed maturity investments were as follows:


                                                                         Gross       Gross       Estimated
                                                        Amortized     unrealized  unrealized       fair
                                                          cost           gains      losses         value
                                                          ----           -----      ------         -----
                                                                        (Dollars in millions)

United States Treasury securities.....................   $   95.0      $  7.8        $ -          $  102.8
Obligations of states and political subdivisions......       22.2         1.4          -              23.6
Foreign government obligations........................       33.1          .7          1.7            32.1
Public utility securities.............................      821.5       104.1           .2           925.4
Other corporate securities............................    2,304.6       189.9         11.9         2,482.6
Mortgage-backed securities............................    1,390.9       126.7          1.0         1,516.6
                                                         --------      ------        -----        --------

                                                         $4,667.3      $430.6        $14.8        $5,083.1
                                                         ========      ======        =====        ========

     At December 31, 1994, the amortized cost and estimated fair value of actively managed fixed maturity investments were as follows:

                                                                         Gross       Gross       Estimated
                                                        Amortized     unrealized  unrealized       fair
                                                          cost           gains      losses         value
                                                          ----           -----      ------         -----
                                                                       (Dollars in millions)
United States Treasury securities....................    $  285.3       $  .5        $ 3.1        $  282.7
Obligations of states and political subdivisions.....        23.0          .1          1.2            21.9
Foreign government obligations.......................        54.5         -            1.0            53.5
Public utility securities............................       669.2         2.3          4.2           667.3
Other corporate securities...........................     1,514.6        10.4         15.7         1,509.3
Mortgage-backed securities...........................     1,597.4         5.0         37.0         1,565.4
                                                         --------       -----        -----        --------

                                                         $4,144.0       $18.3        $62.2        $4,100.1
                                                         ========       =====        =====        ========

      The following table sets forth the amortized cost and estimated fair value of fixed maturities at December 31, 1995, based upon the pricing source used to determine the estimated fair value:

                                                                                                    Estimated
                                                                                      Amortized       fair
                                                                                        cost          value
                                                                                        ----          -----
                                                                                       (Dollars in millions)

Nationally recognized pricing services............................................     $3,969.7     $4,341.7
Broker-dealer market makers.......................................................        689.4        733.6
Internally developed methods (calculated based on a
   weighted-average current market yield of 12.1 percent).........................          8.2          7.8
                                                                                       --------     --------

         Total fixed maturities...................................................     $4,667.3     $5,083.1
                                                                                       ========     ========

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

     The following table sets forth fixed maturity investments at December 31, 1995, classified by rating categories. The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $130.1 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 is included in the "A" rating; Class 2, "BBB-"; and Class 3, "BB-".

                                                          Percent of                 Percent of
                        Investment rating              fixed maturities           total investments
                        -----------------              ----------------           -----------------
                        AAA............................       31%                          30%
                        AA.............................       13                           12
                        A..............................       29                           27
                        BBB+...........................        8                            8
                        BBB............................       11                           10
                        BBB-...........................        5                            5
                                                           -----                        -----

                           Investment grade............       97                           92
                                                            ----                         ----

                        BB+............................        1                            1
                        BB.............................        1                            1
                        BB-............................        1                            1
                                                            ----                         ----

                           Below investment grade......        3                            3
                                                            ----                         ----

                           Total fixed maturities......      100%                          95%
                                                             ===                           ==

     At December 31, 1995, the Company's below investment grade corporate fixed maturities had an amortized cost of $162.7 million and an estimated fair value of $168.5 million. For substantially all of these securities, the amortized cost exceeded the fair value by less than 5 percent or the fair value of the securities exceeded amortized cost. During the year ended December 31, 1995 and the nine months ended September 30, 1994, the Company recorded realized losses for investment writedowns of $7.1 million and $1.2 million, respectively, as a result of changes in the financial condition of an issuer and changes in the value of underlying collateral, which caused the Company to conclude that a decline in fair value of such investments was other than temporary. There were no such realized losses in the three months ended December 31, 1994, and the year ended December 31, 1993. The Company had no fixed maturity investments in technical or substantive default as of December 31, 1995. As of December 31, 1995, there were no fixed maturity investments about which the Company had serious doubts as to the ability of the issuer to comply with the contractual terms of their obligations on a timely basis.

     The following table sets forth the amortized cost and estimated fair value of fixed maturity securities at December 31, 1995, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties and because most mortgage-backed securities provide for periodic payments throughout their lives.

                                                                                         Estimated
                                                                            Amortized      fair
                                                                              cost         value
                                                                              ----         -----
                                                                            (Dollars in millions)

               Due in one year or less...................................   $   13.2    $    13.3
               Due after one year through five years.....................      559.1        587.9
               Due after five years through ten years....................    1,340.2      1,423.6
               Due after ten years.......................................    1,363.9      1,541.7
                                                                           ---------    ---------

                  Subtotal...............................................    3,276.4      3,566.5
               Mortgage-backed securities................................    1,390.9      1,516.6
                                                                           ---------    ---------

                                                                            $4,667.3     $5,083.1
                                                                           =========     ========

                                                         50

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Net investment income consisted of the following:

                                                                Three months     Nine months
                                                Year ended          ended           ended          Year ended
                                               December 31,     December 31,    September 30,     December 31,
                                                   1995             1994            1994              1993
                                                   ----             ----            ----              ----
                                                                              (Dollars in millions)
         Fixed maturities......................   $398.8             $90.8           $239.9         $287.6
         Equity securities.....................      1.7                .3              1.4            1.5
         Mortgage loans........................      6.9               1.8              5.1            8.2
         Policy loans..........................      4.0               1.0              2.9            3.4
         Short-term investments................      6.6               1.5              3.0            6.1
         Other.................................      2.2                .7              1.7            2.5
                                                  ------             -----           ------         ------

               Gross investment income.........    420.2              96.1            254.0          309.3
         Less investment expenses..............      4.6               3.3              3.2            4.5
                                                  ------             -----           ------         ------

               Net investment income...........   $415.6             $92.8           $250.8         $304.8
                                                  ======             =====           ======         ======

     Proceeds from sales of fixed maturity investments were $2,822.1 million, $502.0 million, $603.8 million and $2,166.2 million for the year ended December 31, 1995, the three months ended December 31, 1994, the nine months ended September 30, 1994, and the year ended December 31, 1993, respectively.

     Net realized gains (losses) included in revenues were as follows:

                                                                       Three months      Nine months
                                                        Year ended         ended            ended        Year ended
                                                       December 31,    December 31,     September 30,   December 31,
                                                           1995            1994             1994            1993
                                                           ----            ----             ----            ----
                                                                              (Dollars in millions)
          Fixed maturities:
             Gross gains.............................     $163.0           $1.8            $ 18.0          $78.7
             Gross losses............................       (1.3)           (.1)            (12.2)         (55.7)
             Other than temporary decline in fair
                 value...............................       (7.1)            -                 -              -
                                                          ------          -----            ------         ------

                  Net realized gains from
                    fixed maturities.................      154.6            1.7               5.8           23.0

          Equity securities, net gains (losses)......        1.1            (.1)               .3           (2.9)
          Other than temporary decline in fair
             value of equity securities..............         -              -               (1.2)            -
          Mortgage loans.............................         -              -                (.1)          (1.0)
          Interest rate swap contracts...............         -              -              (21.3)            -
          Other......................................         .3            (.4)              (.3)           (.2)
                                                         -------          -----            ------         ------
                Net realized gains (losses)
                  before expenses....................      156.0            1.2             (16.8)          18.9
          Less realized gains expenses ..............        8.2             -                 -              -
                                                         -------          -----            ------         ------

                Net realized gains (losses)..........     $147.8           $1.2            $(16.8)        $ 18.9
                                                         =======          =====            ======         ======


                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



     Changes in unrealized appreciation (depreciation) of investments were as follows:

                                                                       Three months     Nine months
                                                        Year ended         ended           ended        Year ended
                                                       December 31,    December 31,    September 30,   December  31,
                                                           1995            1994            1994             1993
                                                           ----            ----            ----             ----
                                                                              (Dollars in millions)

         Fixed maturities carried at amortized cost .    $   -            $   -            $(315.2)          $46.1
                                                         =======          ======           =======           =====

         Investments carried at fair value:
           Actively managed fixed maturities.........     $459.7          $(43.9)          $(249.7)          $  -
           Equity securities.........................        3.1             (.8)             (1.2)            1.0
           Other invested assets.....................        (.1)             -                 -               -
                                                         -------          ------           -------           -----
                                                           462.7           (44.7)           (250.9)            1.0
           Adjustment for effect on other balance
             sheet accounts:
                Cost of policies purchased...........      (93.6)             -                 -               -
                Cost of policies produced............      (22.3)             -               17.9              -
                Income tax assets (liabilities)......     (121.4)           15.7              81.0              .2
                                                         -------          ------           -------           -----
                                                           225.4           (29.0)           (152.0)            1.2
           Elimination of balance pursuant to
              Acquisition............................         -               -              152.3              -
                                                         -------          ------           -------           -----
                Change in unrealized appreciation
                  (depreciation) of investments
                  carried at fair value..............     $225.4          $(29.0)          $    .3           $ 1.2
                                                          ======           ======          =======           =====

       At December 31, 1995, net unrealized appreciation of equity securities (before income taxes) was $2.3 million, consisting of $2.3 million of gross appreciation and no depreciation.

       The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1995, summarized by interest rates on the underlying collateral at December 31, 1995:

                                                                                          Par        Amortized      Estimated
                                                                                         value         cost        fair value
                                                                                         -----         ----        ----------
                                                                                               (Dollars in millions)

               Below 7 percent.....................................................      $ 401.8      $  361.1     $  395.6
               7 percent - 8 percent...............................................        849.0         777.2        845.5
               8 percent - 9 percent...............................................        220.9         201.6        222.6
               9 percent and above.................................................         57.1          51.0         52.9
                                                                                        --------      --------     --------

                    Total mortgage-backed securities...............................     $1,528.8      $1,390.9     $1,516.6
                                                                                        ========      ========     ========

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The amortized cost and estimated fair value of mortgage-backed securities including CMOs at December 31, 1995, summarized by type of security were as follows:


                                                                                            Estimated Fair Value
                                                                                            ----------------------
                                                                                                            % of
                                                                               Amortized                    fixed
     Type                                                                        cost          Amount    maturities
     ----                                                                        ----          ------    ----------
                                                                               (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes.............   $  994.5       $1,064.0          21%
Support classes............................................................       56.1           66.6           1
Accrual (Z tranche) bonds..................................................       31.9           37.6           1
Planned amortization classes and accretion directed bonds..................      182.9          208.5           4
Subordinated classes.......................................................      125.5          139.9           3
                                                                              --------       --------         ---

                                                                              $1,390.9       $1,516.6          30%
                                                                              ========       ========         ===

       At December 31, 1995, approximately 85 percent of the estimated fair value of the Company's mortgage-backed securities was determined by nationally recognized pricing services and 15 percent was determined by broker-dealer market makers.

       At December 31, 1995, the mortgage loan balance was comprised of 99 percent commercial loans (including multifamily residential) and 1 percent single family residential loans. Approximately 16 percent, 16 percent, 12 percent and 11 percent of the mortgage loan balance was on properties located in Florida, Minnesota, Iowa and Nevada, respectively. No other state comprised greater than 9 percent of the mortgage loan balance. Less than 2 percent of the mortgage loan balance was noncurrent at December 31, 1995. The Company had a loan loss reserve of $1.4 million at December 31, 1995.

       As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar roll transactions to increase its return on investments and improve its liquidity. These transactions are accounted for as short-term collateralized borrowings. Such borrowings averaged approximately $132.8 million and $105.0 million during the year ended December 31, 1995, and the nine months ended September 30, 1994, respectively, and were collateralized by mortgage-backed securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.8 percent in 1995 and 3.5 percent in the first nine months of 1994. Investment borrowings were not significant in the fourth quarter of 1994.

       Life insurance companies are required to maintain certain amounts of assets on deposit with state regulatory authorities. Such assets had an aggregate carrying value of $22.7 million at December 31, 1995.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements




       Investments, all of which are fixed maturities, in any single entity in excess of ten percent of shareholders' equity at December 31, 1995, other than mortgage-backed securities and investments issued or guaranteed by the United States Government or a United States Government agency, were as follows:

                                                                                      Estimated
                                                                     Amortized          fair
             Issuer                                                    cost             value
             ------                                                    ----             -----
                                                                        (Dollars in millions)
             Green Tree Financial Corporation.....................    $97.8             $99.2
             Marshall and Isley...................................     47.0              48.6
             Bankers Trust........................................     42.6              45.7
             Texas Utilities Electric.............................     42.0              45.7
             Smith Barney Holdings................................     38.6              41.3
             Countrywide Funding..................................     37.6              40.8


       Mortgage-backed securities issued by a single entity in excess of ten percent of shareholders' equity at December 31, 1995, other than mortgage-backed securities issued or guaranteed by the United States Government or a United States Government agency, were as follows. Mortgage-backed securities issued by non-government entities are aggregated by the issuing entity with the number of individual securities (if greater than one) identified parenthetically following the issuer's name. The creditworthiness of such mortgage-backed securities is based solely on the underlying segregated pools of mortgage loan collateral and related credit enhancements rather than the general creditworthiness of the issuing entity.

                                                                                      Estimated
                                                                   Amortized            fair
             Issuer                                                  cost               value
             ------                                                  ----               -----
                                                                        (Dollars in millions)
             Prudential Home Mortgage Securities  (4 issues)......   $146.6            $166.5
             GE Capital Mortgage Services (7 issues)..............    133.4             154.4
             Countrywide Funding Corp. (2 issues).................     55.7              65.8
             Housing Securities Inc. (2 issues)...................     51.6              60.1
             Residential Funding Mortgage  Section I (5 issues)...     46.0              55.6

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       3. INSURANCE LIABILITIES

       Insurance liabilities consisted of the following:

                                                                                  Interest           December 31,
                                                     Withdrawal      Mortality      rate         ----------------------
                                                     assumption     assumption   assumption      1995              1994
                                                     ----------     ----------   ----------      ----              ----
                                                                                                   (Dollars in millions)
Future policy benefits:
   Investment contracts............................      N/A            N/A          (b)       $4,716.4          $4,444.8
   Limited-payment contracts.......................     None            (a)          6%             8.1               8.3
   Traditional life insurance contracts............    Company          (a)          6%            87.0              78.0
                                                     experience
   Universal life-type contracts...................      N/A            N/A          (b)          234.2             225.6
   Individual accident and health .................    Company       Company         6%             7.2               7.5
                                                     experience     experience
   Group life and health...........................      N/A            N/A          N/A            3.3               3.2
Other policyholders' funds and claims payable......      N/A            N/A          N/A           92.5              76.4
                                                                                               --------          --------

          Total insurance liabilities..............                                            $5,148.7          $4,843.8
                                                                                               ========          ========

    (a) Principally modifications of the 1965 - 70 Basic, Select and Ultimate Tables.

    (b) This balance represents account balances because future benefits are not guaranteed.

       4.    REINSURANCE

       Reinsurance contracts do not relieve the Company from its obligations to its policyholders. The Company remains contingently liable to its policyholders for the portion reinsured to the extent that the reinsuring companies do not meet their obligations assumed under the reinsurance agreements. The aggregate receivable from reinsurers at December 31, 1995 and 1994, was $8.7 million and $5.2 million, respectively, all of which was deemed collectible. At December 31, 1995, the reinsurance receivable balance from the Company's largest reinsurer was $4.0 million and no other balance from a single reinsurer exceeded $1.5 million. Ceded reinsurance premiums deducted from premiums and policy fund charges were $6.0 million, $1.2 million, $3.9 million and $4.4 million for the year ended December 31, 1995, the three months ended December 31, 1994, the nine months ended September 30, 1994, and the year ended December 31, 1993, respectively.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       5.  INCOME TAXES

       Income tax assets (liabilities) were comprised of the following:

                                                                                 December 31,
                                                                              -----------------
                                                                              1995         1994
                                                                              ----         ----
                                                                            (Dollars in millions)
               Deferred income tax assets (liabilities):
                  Cost of policies purchased, cost of policies
                     produced and policy initiation fees..................  $(100.7)     $(150.9)
                  (Increase) reduction in reported values of investments
                     not currently deductible for tax.....................    (53.4)       170.2
                  Insurance liabilities ..................................    101.6         93.2
                  Net operating loss carryforwards........................     17.8         13.5
                  Other...................................................     (3.3)        (3.3)
                                                                           --------     --------

                  Deferred income tax assets (liabilities)................    (38.0)       122.7
               Current income tax assets (liabilities)....................      (.1)         7.7
                                                                           --------     --------

                  Income tax assets (liabilities)......................... $  (38.1)     $ 130.4
                                                                           ========      =======

       The $38.0 million deferred income tax liability at December 31, 1995 includes $105.0 million which is attributed to the effect of the fair value adjustment to actively managed fixed maturities pursuant to SFAS 115.

       Income tax expense was as follows:

                                                                      Three months      Nine months
                                                       Year ended         ended            ended         Year ended
                                                      December 31,    December 31,     September 30,    December 31,
                                                          1995            1994             1994             1993
                                                          ----            ----             ----             ----
                                                                          (Dollars in millions)
               Current income tax provision........        $ 6.4         $ (5.1)            $5.2            $21.2
               Deferred income tax provision.......         43.5           10.2              1.5              1.2
                                                          ------         ------             ----            -----

                  Income tax expense...............        $49.9         $  5.1             $6.7            $22.4
                                                           =====         ======             ====            =====


                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Federal income tax expense differed from that computed at the applicable federal statutory income tax rate (35 percent for all periods) for the following reasons:

                                                                           Three months      Nine months
                                                           Year ended          ended            ended         Year ended
                                                          December 31,     December 31,     September 30,    December 31,
                                                              1995             1994             1994             1993
                                                              ----             ----             ----             ----
                                                                                (Dollars in millions)
        Tax on income before income taxes
          at statutory rate..........................           $46.8          $4.4             $6.5             $24.0
        Change in valuation allowance, excluding
          impact on unrealized depreciation of
           equity securities.........................             -             -               (1.2)             (1.4)
        Nondeductible items..........................             3.2            .8              1.6               -
        Other  ......................................             (.1)          (.1)             (.2)              (.2)
                                                                -----          ----             ----             -----

             Income tax expense......................           $49.9          $5.1             $6.7             $22.4
                                                                =====          ====             ====             =====

       The Company files a consolidated federal income tax return including all subsidiaries. At December 31, 1995, the Company has net operating loss carryforwards of $51.0 million which expire in 1999 through 2010. These loss carryforwards relate to the operations of the non-life consolidated group. Utilization of the operating loss carryforwards to offset taxable income of the life insurance subsidiaries is limited under existing federal income tax rules and regulations. In connection with the adoption of SFAS 109 on January 1, 1993, a $4.1 million valuation allowance was established relating to the uncertainty of realizing the benefit of loss carryforwards. Of the allowance, $2.6 million was reversed prior to the Acquisition date and the remaining $1.5 million was eliminated in the purchase accounting adjustments at the Acquisition date.

       The Omnibus Reconciliation Act of 1993 changed the Company's prevailing federal income tax rate from 34 percent to 35 percent effective January 1, 1993. The Company recognized additional federal income tax expense of $.8 million in 1993 due to the increase in the tax rate.

       6.  NOTES PAYABLE

       Notes payable are summarized as follows:

                                                                           Amount
                                                                         outstanding
                                                                           net of
                                            Principal amount             unamortized                 Estimated
                                             outstanding at            issuance costs              fair value at
                                               December 31,            at December 31,              December 31,
                                           ------------------        ------------------          -----------------
                                           1995          1994        1995          1994          1995         1994
                                           ----          ----        ----          ----          ----         ----
                                                                    (Dollars in millions)
Senior credit facility................     $125.0       $  -         $123.4      $   -         $125.0       $  -
Senior term loan......................        -          170.0          -          162.4          -          170.0
Senior subordinated notes.............      150.0        150.0        144.1        143.4        159.4        145.5
Convertible debentures................       15.0         24.2         15.0         24.2         15.0         24.2
                                           ------       ------       ------       ------       ------       ------

                                           $290.0       $344.2       $282.5       $330.0       $299.4       $339.7
                                           ======       ======       ======       ======       ======       ======



                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       In connection with the financing of the Acquisition, American Life Holding executed a $200 million senior term loan with a group of banks. In 1995, American Life Holding made a $15.0 million scheduled payment and a $30.0 million unscheduled payment on the senior term loan. As discussed in note 10, the $30.0 million unscheduled principal payment was made using the proceeds from the issuance of common stock. In addition, American Life Holding executed a $225 million credit facility (the "Senior Credit Facility") and simultaneously borrowed $125.0 million under the Senior Credit Facility. Such proceeds were used for the repayment in full of the remaining principal balance under the existing senior term loan, resulting in an extraordinary charge of $4.0 million (net of a $2.2 million income tax benefit).

       The Senior Credit Facility provides for $225 million of senior secured credit facilities comprised of: (i) a Tranche A Facility ("Tranche A") in the amount of $105 million; (ii) a Tranche B Facility ("Tranche B") in the amount of $20 million; and (iii) a Revolving Credit Facility (the "Revolver") in an amount of up to $100 million. The Senior Credit Facility was recorded net of debt issuance costs of $1.6 million. At December 31, 1995, the Company had borrowed $105 million and $20 million under Tranche A and Tranche B, respectively. There were no outstanding borrowings under the Revolver at December 31, 1995.

       Unless otherwise extended, the Revolver will mature, and all principal and interest thereunder will become due and payable, in October 1998. The Revolver may be extended in one year increments through October 2001, subject to defined conditions.
Tranche A and Tranche B mature in April 2002 and April 2003, respectively.

       The Senior Credit Facility bears interest based on defined rates as selected by the Company plus an applicable margin which varies based on American Life Holding's long-term senior debt rating. At December 31, 1995, borrowings under Tranche A and Tranche B bear interest at 7.32 percent and 7.82 percent, respectively. The Company pays a per annum non-use fee on the unused portion of the Revolver of .2 percent to .5 percent depending on the long-term senior debt rating of American Life Holding.

       The Senior Credit Facility provides for mandatory prepayments under certain conditions and is collateralized by, among other things: (i) pledges of the capital stock of the Company's significant subsidiaries and a surplus note issued by American Life and Casualty to American Life Holding; and (ii) the assignment of investment advisory agreements among the Company's principal subsidiaries and a subsidiary of Conseco. In addition, the Company and another non-insurance subsidiary have unconditionally guaranteed the Senior Credit Facility.

       In connection with the financing of the Acquisition, American Life Holding issued $150 million of senior subordinated notes in a public offering. The senior subordinated notes bear interest at 11.25 percent, payable semiannually and will mature on September 15, 2004. Such notes are unsecured and are subordinated in right of payment to the prior payment in full of all senior indebtedness (as defined in the indenture for the subordinated notes), including American Life Holding's obligations under the Senior Credit Facility. The notes are redeemable at the Company's option, in whole or in part, at any time on or after September 15, 1999, initially at 105.625 percent of their principal amount, plus accrued interest, declining to 100 percent of their principal amount, plus accrued interest, on or after September 15, 2001. At the date of Acquisition, the senior subordinated notes were recorded net of $6.6 million of debt issuance costs (including $2.4 million paid to Conseco).

       The Senior Credit Facility and the indenture governing the senior subordinated notes contain a waiver of any rights, claims or interests in the securities held in escrow for the benefit of the holders of the redeemable preferred stock issued by American Life Holding and contain certain covenants, which among other things: (i) require the maintenance of specified statutory capital and surplus, ratings, and financial and other ratios by the Company's subsidiaries; (ii) limit the incurrence of additional indebtedness, the payment of dividends by the Company's subsidiaries and investments in certain types of investments including non-investment grade securities and certain classes of collateralized mortgage obligations; and (iii) restrict transfers of funds from the Company's principal subsidiaries to the Company. In addition, the occurrence of a change of control (as defined) would accelerate the repayment of the Senior Credit Facility and senior subordinated notes at the holders' option.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       In April 1993, the Company issued $69.0 million face amount of Convertible Debentures in a public offering. As of December 31, 1995, $54.0 million principal amount of the Convertible Debentures have been converted. In connection with the Acquisition, the Convertible Debentures became convertible into $15.25 in cash plus a Contingent Payment Right for each common equivalent share into which such debenture was convertible immediately prior to the Acquisition. The requirement to hold funds in escrow for the conversion of the outstanding Convertible Debentures was eliminated upon execution of the Senior Credit Facility and repayment of the senior term loan. The Convertible Debentures continue to receive interest semi-annually at a rate of 6.25 percent until maturity or redemption. The debentures are redeemable, in whole or in part, at the option of the Company, at any time on or after May 1, 1996, initially at 106 percent of the principal amount and declining to 100 percent of the principal amount on or after May 1, 1999.

       Aggregate maturities of notes payable during each of the five years subsequent to 1995 are as follows: 1996 - none; 1997 - $.3 million; 1998 - $15.3 million; and 1999 and 2000 - $20.3 million; thereafter $233.8 million.

       7.  MINORITY INTEREST

       In August  1992 and  February  1993,  American  Life  Holding  issued 2.8 million shares and 1.2 million shares, respectively, of non-convertible redeemable preferred stock. The 2.8 million shares were issued in a public offering at a price of $25 per share (aggregate $69.0 million) and the 1.2 million shares were issued at a price of $25 per share (aggregate $30.0 million) in exchange for all of American Life Holding's then outstanding 11.5 percent subordinated debentures which were retired.

       American Life Holding's redeemable preferred stock is entitled to annual cumulative cash dividends of $2.16 per share on the 2.8 million shares and $2.32 per share on the 1.2 million shares, each payable quarterly. The 2.8 million and
1.2 million redeemable preferred shares are mandatorily redeemable in September 2007 and February 2008, respectively, at a redemption price of $25 per share, plus cumulative unpaid dividends. In liquidation, holders of the redeemable preferred stock are entitled to $25 per share (aggregate $99.0 million) plus cumulative unpaid dividends.

       American Life Holding purchased $99.0 million face amount of zero coupon U.S. Treasury securities maturing in September 2007 ($69.0 million) and February 2008 ($30.0 million). These securities have been placed in escrow accounts to be used for the future redemption of the redeemable preferred shares on or before the mandatory redemption date of each issue.

       In connection with the Acquisition, American Life Holding's redeemable preferred stock was recorded at its estimated fair value at September 29, 1994 of $99.0 million.

       8.  SERIES PREFERRED STOCK $1 PAR

       The Board of Directors has authorized the Company to issue 5 million shares of Series Preferred Stock $1 Par from time to time in one or more series and to fix the number of shares, designations, voting powers (if any), and other terms of each series. Each series shall be distinctly designated and, except as otherwise stated, shall rank equally and be identical in all respects.

       Preferred stock outstanding at December 31, 1995 and 1994, was as follows:

                                                                               December 31,
                                                              -------------------------------------------------
                                                                        1995                       1994
                                                              ----------------------       --------------------
                                                              Shares          Amount       Shares        Amount
                                                              ------          ------       ------        ------
                                                                              (Dollars in millions)

      1994 Series Preferred Stock.........................     64,410          $64.4        57,000         $57.0
      Accrued paid-in-kind dividends thereon..............       -               2.2          -              1.9
                                                               ------          -----        ------         -----

         Total............................................     64,410          $66.6        57,000         $58.9
                                                               ======          =====        ======         =====


                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

       In connection with the Acquisition, the Company issued 57,000 shares ($57.0 million) of 1994 Series Preferred Stock in a private placement transaction. Dividends are cumulative and accrue annually at 13 percent in additional shares of 1994 Series Preferred Stock through September 2005. Thereafter, dividends are payable quarterly at 15 percent per annum in cash. At December 31, 1995, the $66.6 million reported value of the 1994 Series Preferred Stock includes $2.2 million of paid-in-kind dividends accrued but undistributed through December 31, 1995. The 1994 Series Preferred Stock ranks senior to the Company's common stock with respect to dividends, and upon liquidation will have a liquidation preference equal to $1,000 per share, plus accrued unpaid dividends. The shares are redeemable at the option of the Company, in whole or from time to time in part, at a redemption price of $1,000 per share, plus accrued and unpaid dividends, and generally have no voting rights.

       The Company issued 200,000 shares of its 1976 Series Preferred Stock $1 Par to its employee stock ownership plan (the "ESOP") of which 5,000 shares were converted into 7,641 shares of common stock during 1993. The remaining 195,000 shares outstanding at December 31, 1993 were converted into the merger consideration on September 29, 1994 as a result of the Acquisition. Prior to their conversion, the 1976 Series Preferred Stock received annual cumulative cash dividends of $.425 per share.

       The Company issued 100,000 shares of 1987 Series II Preferred Stock $1 Par of which 18,099 had been exchanged for common stock prior to 1993. During 1994 and 1993 the Company exchanged 453 shares and 35,255 shares, respectively, of its common stock with the ESOP for 66 shares and 4,771 shares, respectively, of its 1987 Series II shares for the purpose of making distributions to terminated ESOP plan participants. The remaining 77,064 1987 Series II shares outstanding at September 29, 1994, were converted into the merger consideration and retired as a result of the Acquisition.

       Cash dividends paid on the 1987 Series II shares were $.4 million and $.6 million for the nine months ended September 30, 1994, and the year ended December 31, 1993, respectively. Such dividends were used by the ESOP to fund the interest expense on the ESOP's note obligation.

       See note 9 for a discussion regarding the 1988 Series I and II Preferred Stock (the "1988 Series Preferred Stock").

       9. CONTINGENT CONSIDERATION PAYABLE UPON DETERMINATION OF SAVINGS BANK LITIGATION

       The Company has filed suit in the United States Court of Federal Claims (the "Court of Federal Claims") against the United States of America for breach of certain contractual agreements which were made by certain former government regulatory agencies to induce the Company to capitalize its former savings bank subsidiary (the "Savings Bank") in connection with the acquisition of four failed thrift institutions in March 1988 and the subsequent seizure of the Savings Bank by the Office of Thrift Supervision in July 1990 (the "Savings Bank Litigation"). In the Savings Bank Litigation, the Company claims that the defendant breached its contractual agreements with respect to regulatory capital and contends that this breach, which resulted in the disallowance of $21 million of capital which the defendant promised would be perpetual for regulatory accounting purposes, and such subsequent seizure, constitutes a taking of the Company's property without just compensation and due process of law, in violation of the Fifth Amendment of the United States Constitution.

       The Savings Bank Litigation seeks monetary damages from the government including recovery of: (i) the Company's investment in the Savings Bank of 143,640 shares of the 1988 Series Preferred Stock and $8.4 million of cash; and
(ii) compensation for costs incurred and the value of benefits conferred on the defendant through the Company's purchase, operation and management of the Savings Bank. Total restitution sought by the Company exceeds $30 million.

       On July 24, 1992, the Court of Federal Claims granted the Company's motion for summary judgment as to the defendant's liability for breach of contract in the Savings Bank Litigation. The court also consolidated this case with two others and certified these cases for interlocutory appeal to the United States Court of Appeals for the Federal Circuit (the "Court of Appeals"). Subsequently, the Court of Appeals entered a judgment reversing the order of the Court of Federal Claims by a decision of two to one and the Company filed a Petition for Rehearing with Suggestion for Rehearing in Banc (the "Rehearing Petition") with the Court of Appeals. On August 18, 1993, the Court of Appeals accepted the Rehearing Petition, vacated the judgment which was entered in favor of the defendant and withdrew its opinion accompanying the judgment. On August 30, 1995, the Court of Appeals, in banc, affirmed the summary judgment of the
Court of Federal Claims in the Company's favor by a decision of nine to two. Subsequently, the United States of America filed a petition for certiorari to the United States Supreme Court which was granted. The Supreme Court scheduled
                                                            60

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



oral arguments for April 1996. In the event the Supreme Court affirms the summary judgment of the Court of Federal Claims, a trial will be held in the Court of Federal Claims to determine damages related to the breach of contract by the United States.

       In conjunction with the Acquisition, each common or equivalent share of the Company outstanding immediately prior to the Acquisition received a Contingent Payment Right, designed to provide holders with certain financial benefits that the Company may receive from a favorable determination of the Savings Bank Litigation. If the rights of the holder of the 1988 Series Preferred Stock were not an issue in the Savings Bank Litigation, the 1988 Series Preferred Stock was convertible into approximately $30.1 million in conjunction with the Acquisition.

       If the Savings Bank Litigation results in the return of the 1988 Series Preferred Stock to the Company, the $30.1 million amount referred to above will be payable to the holders of the Contingent Payment Rights, together with any money damages recovered by the Company, subject to certain adjustments and limitations. If, however, the Company is unsuccessful in the Savings Bank Litigation, the $30.1 million amount will instead become payable to the holder of the 1988 Series Preferred Stock upon the conversion thereof or as otherwise directed by the court. Since the timing of a final determination of the Savings Bank Litigation is uncertain, the Company is unable to predict when such $30.1 million amount will become payable.

       A liability of $30.1 million was established at the Acquisition date representing the consideration that would be payable to either the holder of the 1988 Series Preferred Stock or the Company's other former shareholders. The unused commitments under the Senior Credit Facility include $30.0 million available to be borrowed at a later date when needed for such payment. Prior to the Acquisition, the 1988 Series Preferred Stock was presented as issued and outstanding and was considered in the computation of primary and fully diluted earnings per share.

       The terms of the 143,640 shares of the 1988 Series Preferred Stock provide for: (i) cash dividends of $8 per share, payable quarterly; (ii) redemption, at the Company's option, any time after 1999 at a price of $100 per share plus cumulative dividends; and (iii) no voting rights (except if the Company fails to pay dividends for six consecutive quarters, in which case the holder is entitled to one vote per share on each matter submitted to a vote at any meeting of the Company's shareholders). The Company has accrued all cumulative dividends on the 1988 Series Preferred Stock through the Acquisition date. Cumulative dividends in arrears on the 1988 Series Preferred Stock through December 31, 1995, were $7.0 million, of which $5.5 million have been accrued.

       10.  COMMON SHAREHOLDERS' EQUITY

       Changes in the number of shares of common stock outstanding are as follows:

                                                                       Three months       Nine months
                                                          Year ended       ended             ended         Year ended
                                                         December 31,  December 31,      September 30,    December 31,
                                                             1995          1994              1994             1993
                                                             ----          ----              ----             ----
Outstanding at beginning of the period.................  11,299,218       11,299,218      6,714,828        6,554,619
    5 percent stock dividend...........................       -               -                -             317,572
    Shares acquired through open market purchases......       -               -             (23,656)        (258,300)
    Issued in exchange for 1987 Series II
       Preferred Stock.................................       -               -                 453           35,255
    Conversion of 1976 Series Preferred Stock..........       -               -                -               7,641
    Conversion of Convertible Debentures...............       -               -              83,993           -
    Issued upon exercise of stock options..............       -               -             422,343           58,041
    Shares retired as a result of the Acquisition......       -               -          (7,197,961)           -
    Shares issued on Acquisition date..................       -               -          11,299,218            -
    Shares issued in private placement transaction.....   2,142,857            -               -               -
                                                         ----------       ----------     ----------       ----------

Outstanding at end of the period.......................  13,442,075       11,299,218     11,299,218        6,714,828
                                                         ==========       ==========     ==========        =========

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       On November 30, 1995, the Company issued 2,142,857 shares of its common stock for $30.0 million in a private placement transaction. Eighty percent of the shares were purchased by Partnership II and the remainder were purchased by other holders of the Company's common stock. The proceeds from the issuance of the shares were used to make a $30.0 million capital contribution to American Life Holding, which used the funds to make a $30.0 million principal payment on its senior term loan (see note 6). If the issuance of common stock and the resulting principal payment on the senior term loan had been completed at January 1, 1995, pro forma earnings per common share would have been $5.22 on both a primary and full diluted basis for the year ended December 31, 1995, rather than $5.87. Such pro forma amount reflects the sale of common stock and the reduction in interest expense (net of income taxes) resulting from the use of proceeds to reduce the senior term loan.

       As a result of the Acquisition, all common stock outstanding prior to the Acquisition was exchanged or converted for the merger consideration of $15.25 (not adjusted for the August 8, 1995 one-for-two stock split) in cash per common share plus the Contingent Consideration.

       Under the terms of two stock option plans adopted by the Company's stockholders, options to purchase up to 623,146 shares of the Company's common stock were available for grant prior to 1994 to certain officers and key employees of the Company and its subsidiaries. Because the exercise price of all stock options awarded under these plans could be no less than the fair market value of a share of optioned stock at the date of grant, no compensation expense was recorded for these awards at the date of grant or at any time subsequent thereto prior to September 29, 1994. On September 29, 1994, options to purchase 94,125 shares of the Company's common stock were redeemed for cash pursuant to the terms of the merger agreement between the Company and Partnership II and accordingly, compensation expense of $1.6 million equal to the difference between the merger consideration of $15.25 (not adjusted for the August 8, 1995 one-for-two stock split) per share and the option price, was recorded at that time and included in the consolidated statement of operations for the nine months ended September 30, 1994.

       In addition, one of the stock option plans provided for the granting of stock appreciation rights ("SARs") on a maximum of 232,517 shares of the Company's common stock. SARs entitle the holder to receive, upon exercise, a cash payment equal to the excess of the fair market value of a share of common stock on the date of exercise over the option price. Compensation expense of $.5 million and $.1 million attributable to the exercise or redemption of the SARs is included in the consolidated statement of operations for the nine months ended September 30, 1994, and the year ended December 31, 1993, respectively.

       Changes in the number of stock options and SARs outstanding for the nine months ended September 30, 1994, and the year ended December 31, 1993, were as follows. All shares and option prices have been adjusted to give retroactive effect to stock dividends declared and the August 8, 1995 one-for-two stock split subsequent to the date of grant.

                                                                Number of shares
                                                             ------------------------            Price
                                                             Options            SARs           per share
                                                             -------            -----          ---------
           Outstanding, December 31, 1992.................    524,163          53,013       $4.76 - $ 9.62
               Granted....................................     85,250          78,750                24.76
               Exercised..................................    (88,863)        (14,416)       5.20 -   9.62
                                                             --------         -------

           Outstanding, December 31, 1993.................    520,550         117,347        4.76  - 24.76
               Exercised..................................   (426,424)        (26,041)       4.76  - 24.76
               Redeemed for cash..........................    (94,126)        (91,306)       4.76  - 24.76
                                                             --------        --------

           Outstanding, September 30, 1994................        -               -
                                                             ========        ========

       Under  the terms of a stock  option  plan  adopted  in 1994,  options  to purchase 15,000 shares of the Company's common stock were granted to the Company's non-employee directors in 1994. Pursuant to the terms of the merger agreement between the Company and Partnership II, these options were redeemed for cash on September 29, 1994, and the consolidated statement of operations for the nine months ended September 30, 1994, includes an insignificant charge for the redemption of these options. Subsequent to the Acquisition, this plan was terminated.
                                                            62

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       11. OTHER DISCLOSURES:

       Leases

       Total rental expense for all leases is as follows: year ended December 31, 1995 - $1.4 million; three months ended December 31, 1994 - $.3 million; nine months ended September 30, 1994 - $1.0 million; and year ended December 31, 1993 - $1.2 million. Future minimum rental commitments for operating leases having initial or remaining noncancelable lease terms in excess of one year are not material.

       Benefit Plans

       The Company and its subsidiaries participate in the Statesman Savings Plan 401(k) (the "401(k) plan"), a qualified salary deferral retirement plan covering all eligible employees of the Company and its subsidiaries. Employees may contribute a portion of their annual salary, subject to limitation, to the 401(k) plan. The Company and its subsidiaries contribute an additional amount, subject to limitation but not to exceed a certain percent of eligible compensation (5 percent in 1995 and 2 percent in 1994), based on the voluntary contributions of the employees. Prior to 1994, all employer matching contributions were invested in shares of the Company's common stock. Plan contributions charged to expense were $.3 million, $.1 million and $.1 million for 1995, the 1994 periods and 1993, respectively.

      The Company and its subsidiaries participate in a qualified trusteed plan, The Statesman Group, Inc. Employee Stock Ownership Plan and Trust ("Plan"), which provides for a uniform noncontributory retirement program covering all eligible employees of the Company and its subsidiaries. The Plan was frozen effective December 16, 1994, and no contributions will accrue after that date. Prior to December 16, 1994, contributions to the Plan were equal to 10 percent of eligible compensation of all participants plus such additional amounts (2.9 percent for the year ended December 31, 1993) as may be determined annually by the Board of Directors. Total plan expense for the three months ended December 31, 1994, the nine months ended September 30, 1994, and the year ended December 31, 1993, amounted to $.2 million, $.6 million and $.9 million, respectively.

       Employment Arrangements

       The Company has entered into employment continuation agreements with certain officers of the Company and its subsidiaries that provide for payments if there is a change in control of the Company (as defined) and a termination of their employment. The agreements do not constitute employment contracts and apply only in circumstances following a change in control. The Acquisition constituted a change of control under the agreements. Nonrecurring expenses in 1995 include a payment of $3.3 million under one of these agreements. The maximum contingent liability under these agreements at December 31, 1995 is $.6 million.

       Litigation

       See note 9 for a description of the Savings Bank Litigation.

       The Company, Conseco, Partnership II and certain of the persons formerly serving as directors on the Board of Directors of the Company have been named as defendants in a purported class action commenced on May 3, 1994, entitled Nitti
v. Statesman Group, Inc., et al., No. 13501 (Delaware Chancery Court, New Castle County) (the "Nitti Action"). The complaint in the Nitti Action alleges that in authorizing the Company to enter into the merger agreement, the members of the board of directors failed to maximize the value received by the Company's stockholders in a sale of the Company and accordingly breached their fiduciary duties. On September 21, 1994, an amended class action complaint adding a second plaintiff and additional allegations were filed. On October 5, 1994, a motion to dismiss for failure to state a claim was filed on behalf of the Company. The Company believes that this complaint is without merit and intends to defend it vigorously.

       The Company, Vulcan Life and certain of its independent agents have been named as defendants in litigation in the state of Alabama concerning life insurance products sold to school teachers in the late 1980's. The cases are:
(i) Sentell, et al. v. Vulcan Life Insurance Company et al., filed in the Circuit Court for Pickens County, Alabama, on August 22, 1994; (ii) Rembert, et al. v. Vulcan Life Insurance Company et al., filed on June 29, 1995, and pending in the Circuit Court of Marengo County,

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



Alabama; (iii) Baldwin et al, v. Vulcan Life Insurance Company et al., filed on July 6, 1995, and pending in the Circuit Court of Marengo County, Alabama; (iv) Thomas, et al., v. Charley, et al., filed in the Circuit Court of Wilcox County, Alabama on or about December 20, 1994; and (v) Wheeler v. Vulcan Life Insurance Company, et al., filed in the Circuit Court in Lamar County, Alabama on May 18, 1995 (all cases are referred to herein as the "Vulcan Life Litigation"). The plaintiffs in the Vulcan Life Litigation allege, among other things, that the agent defendants misrepresented that the life products were part of an employee benefit plan and that such plan would pay the premiums for their policies although, under the Code, life insurance products may not be purchased through such a plan. The plaintiffs allege that they purchased the life insurance products because of such alleged misrepresentations. The plaintiffs have requested an award of compensatory and punitive damages of unspecified amounts. The defendants have denied any liability and have raised numerous defenses including the statute of limitations.

       The Company's subsidiaries are involved in various pending or threatened legal proceedings arising from the conduct of their businesses. These proceedings in some instances include claims for punitive damages and similar types of relief in unspecified or substantial amounts, in addition to amounts for alleged contractual liability or claims for equitable relief. In management's opinion, after consultation with counsel and review of available facts, these proceedings will ultimately be resolved without materially affecting the Company's financial condition or results of operations.

       Guaranty Fund Assessments

       From time to time, mandatory assessments are levied on the Company's insurance subsidiaries by life and health guaranty associations of most states in which these subsidiaries are licensed to cover losses to policyholders of insolvent or rehabilitated insurance companies. The associations levy assessments (up to prescribed limits) on all insurers in a particular state in order to pay claims on the basis of the proportionate share of premiums written by insurers in the lines of business in which the insolvent or rehabilitated insurer are engaged. These assessments may be deferred or forgiven in certain states if they would threaten an insurer's financial strength and, in some states, these assessments can be partially recovered through a reduction in future premium taxes. Assessments levied against the Company's insurance subsidiaries and charged to expense in the year ended December 31, 1995, the three month period ended December 31, 1994, the nine month period ended September 30, 1994 and the year ended December 31, 1993 were $.2 million, $.6 million, $1.4 million and $2.6 million, respectively. The balance sheet at December 31, 1995, includes a liability of $7.2 million representing the Company's estimate of all known assessments that will be levied against the Company's insurance subsidiaries by various state guaranty associations on premiums that have been written through December 31, 1995. Such estimate is subject to change as the associations determine more precisely the losses due to all failures that have occurred and how such losses will be allocated to insurance companies.

       Interest Rate Swaps

       Prior to the Acquisition, the Company entered into certain interest rate swap agreements primarily to: (i) match the interest rate characteristics of investments and related insurance liabilities for a portion of its single premium annuity liabilities; (ii) offset a portion of the cost of interest rate swaps used as hedges; and (iii) convert a portion of its floating rate bank debt to fixed rate debt. Prior to the Acquisition, several contracts ceased to effectively hedge risks and the Company began reporting them at their estimated fair value with changes in fair value reflected in income as they occurred. Realized losses on interest rate swap contracts of $13.8 million, net of income taxes of $7.5 million were recognized in the nine months ended September 30, 1994. All swap agreements were recorded at their estimated fair values at the Acquisition date pursuant to purchase accounting and all material agreements were terminated during 1995 and 1994. No significant gain or loss was recognized on the swap contracts during the year ended December 31, 1995, and the three months ended December 31, 1994.

       Related Party Transactions

        In accordance with its partnership agreement: (i) Partnership II paid acquisition fees of $.9 million in 1994 to a subsidiary of Conseco for services related to the Acquisition; and (ii) the Company paid $4.0 million in 1994 to a subsidiary of Conseco for services provided in connection with the financings related to the Acquisition.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       Since the Acquisition, the Company and certain of its subsidiaries have received services from or shared expenses with subsidiaries of Conseco under written agreements or based on cost allocation principles in accordance with GAAP, including investment advisory agreements which provide investment management and related accounting and reporting services. The fee for such investment related services is .0625 percent of the value of managed investable assets at the beginning of each quarter. Fees charged under all such arrangements totaled $14.2 million and $2.6 million for the year ended December 31, 1995, and the three months ended December 31, 1994, respectively.

       12. OTHER OPERATING DATA

       Insurance policy income consisted of the following:

                                                                          Three months     Nine months
                                                           Year ended        ended            ended        Year ended
                                                          December 31,    December 31,    September 30,   December 31,
                                                              1995            1994            1994            1993
                                                              ----            ----            ----            ----
                                                                              (Dollars in millions)
Direct premiums collected..............................        $830.0         $284.4          $849.8         $1,069.3
Reinsurance ceded......................................           4.4            1.2             3.9              4.4
                                                              -------        -------          ------         --------

      Premiums collected, net of reinsurance...........         825.6          283.2           845.9          1,064.9
Less premiums on universal life and products
    without mortality and morbidity risk which are
    recorded as additions to insurance liabilities ....         797.1          275.5           824.1          1,035.0
                                                              -------        -------          ------         --------
      Premiums on products with mortality risk,
       recorded as insurance policy income                       28.5            7.7            21.8             29.9
Fees and surrender charges.............................          29.6            5.9            18.4             20.1
                                                              -------        -------          ------         --------

      Insurance policy income..........................       $  58.1         $ 13.6           $40.2          $  50.0
                                                              =======         ======           =====          =======

      The seven states with the largest shares of the subsidiaries' premiums collected in 1995 were Florida (11.9 percent), California (8.1 percent), Pennsylvania (6.5 percent), Michigan (6.4 percent), Texas (6.2 percent), Illinois (6.0 percent), and New Jersey (5.6 percent). No other state accounted for more than 4 percent of total collected premiums.

      Other operating costs and expenses were as follows:

                                                                          Three months     Nine months
                                                           Year ended        ended            ended        Year ended
                                                          December 31,    December 31,    September 30,   December 31,
                                                              1995            1994            1994            1993
                                                              ----            ----            ----            ----
                                                                                   (Dollars in millions)

Commission expense.....................................     $  7.4            $2.2           $  4.3         $  8.2
Other..................................................       23.7             5.8             21.5           27.3
                                                            ------           -----           ------         ------

    Other operating costs and expenses.................      $31.1            $8.0            $25.8          $35.5
                                                             =====            ====            =====          =====

       Anticipated returns from the investment of policyholder balances are considered in determining the amortization of the cost of policies purchased and cost of policies produced. Sales of fixed maturity investments change the incidence of profits on such policies because capital gains (losses) are recognized currently and the expected future yields on the investment of policyholder balances are reduced (increased). Accordingly, amortization of the cost of policies produced and the cost of policies purchased was increased by $83.3 million, $2.8 million and $9.8 million for the year ended December 31, 1995, the nine months ended September 30, 1994, and the year ended December 31, 1993, respectively.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The changes in the cost of policies purchased were as follows:

                                                                                                           Three months
                                                                                          Year ended           ended
                                                                                         December 31,      December 31,
                                                                                             1995              1994
                                                                                             ----              ----
                                                                                               (Dollars in millions)

Balance, beginning of period........................................................       $447.8             $454.3
    Amortization related to operations:
       Cash flow realized...........................................................        (53.3)             (13.7)
       Interest added...............................................................         22.8                7.2
    Amortization related to gains on sales of investments...........................        (73.6)                -
    Effect of fair value adjustment to actively managed fixed maturities............        (93.6)                -
                                                                                           ------             ------

Balance, end of period .............................................................       $250.1             $447.8
                                                                                           ======             ======

       Based on current conditions and assumptions as to future events on all policies in force, the Company expects to amortize approximately 10 percent of the cost of policies purchased balance in each of the next 5 years. The discount rate used to determine the amortization of the cost of policies purchased was approximately 5 percent.

       The changes in the cost of policies produced were as follows:


                                                                          Three months    Nine months
                                                           Year ended        ended            ended        Year ended
                                                          December 31,    December 31,    September 30,   December 31,
                                                              1995            1994            1994            1993
                                                              ----            ----            ----            ----
                                                                                   (Dollars in millions)

Balance, beginning of period..............................     $25.0          $  -           $ 293.9          $235.1
    Additions ............................................      87.3           25.2             85.2           100.3
    Amortization related to operations....................      (2.7)           (.2)           (29.7)          (31.7)
    Amortization related to gains on sales of investments.      (9.7)            -              (2.8)           (9.8)
    Effect of fair value adjustment to actively managed
       fixed maturities...................................     (22.3)            -                -               -
    Amounts eliminated at Acquisition date................        -              -            (346.6)             -
                                                               -----          -----          -------          ------

Balance, end of period....................................     $77.6          $25.0          $    -           $293.9
                                                               =====          =====          =======          ======


                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       13. CONSOLIDATED STATEMENT OF CASH FLOWS

       Supplemental disclosures and non-cash items that are not reflected in the consolidated statement of cash flows were as follows:

                                                                            Three months     Nine months
                                                             Year ended        ended            ended         Year ended
                                                            December 31,    December 31,    September 30,    December 31,
                                                                1995            1994            1994             1993
                                                                ----            ----            ----             ----
                                                                                   (Dollars in millions)
       Cash paid during the period for:
          Interest..........................................      $30.0           $5.4           $2.3           $ 4.8
          Income taxes......................................        3.7            -              7.9            20.0
       Non-cash items:
          Reduction in ESOP loan guarantee balance..........        -              -              4.8             1.2
          Exchange of subordinated debentures for redeemable
             preferred stock of American Life Holding ......        -              -              -              30.0
          Conversion of Convertible Debentures..............        9.2           42.3            2.5             -

       14. STATUTORY INFORMATION

       Statutory accounting practices prescribed or permitted for the Company's insurance subsidiaries by regulatory authorities differ from GAAP. The Company's life insurance subsidiaries reported the following amounts to regulatory agencies, after appropriate eliminations of intercompany accounts among such subsidiaries:

                                                                                                   December 31,
                                                                                             -------------------------
                                                                                             1995                 1994
                                                                                             ----                 ----
                                                                                                (Dollars in millions)
      Statutory capital and surplus...................................................      $215.4               $237.2
      Asset valuation reserve ........................................................        37.5                 27.2
      Interest maintenance reserve ...................................................        24.9                 18.7
                                                                                            ------              -------

           Total......................................................................      $277.8               $283.1
                                                                                            ======               ======

       Combined statutory net income of the Company's life insurance subsidiaries was $27.1 million, $39.7 million and $31.9 million in 1995, 1994 and 1993, respectively, after appropriate eliminations of intercompany accounts between such subsidiaries. The Company's insurance subsidiaries follow certain permitted accounting practices which are not specifically prescribed in state laws, regulations, general administrative rules and various NAIC publications. Such permitted accounting practices do not enhance statutory surplus.

       American Life and Casualty's surplus includes a surplus note held by American Life Holding with a balance of $50.0 million at December 31, 1995. Each payment of interest or principal on the surplus note requires the prior approval of the Iowa Insurance Division. The Iowa insurance law provides that payments of dividends on capital stock and interest and principal on surplus notes may be made only out of an insurer's earned surplus. At December 31, 1995, American Life and Casualty had earned surplus of $109.5 million.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       The net assets of the insurance subsidiaries available for transfer to stockholders are limited to the amounts by which the insurance subsidiaries' net assets, as determined in accordance with statutory accounting practices prescribed or permitted by state regulatory authorities, exceed minimum regulatory statutory capital and surplus requirements; however, payment of dividends or other distributions to stockholders may also be subject to prior approval by regulatory authorities. The Iowa laws require that the statutory surplus of American Life and Casualty following any dividend or distribution be reasonable in relation to its outstanding liabilities and adequate for its financial needs (as determined under standards contained therein). The Iowa Insurance Commissioner may bring an action to enjoin or rescind the payment of a dividend or distribution by an insurer domiciled in its state that would cause such insurer's statutory surplus to be unreasonable or inadequate under this standard.

        In addition, the ability of the insurance subsidiaries to transfer funds to stockholders is limited by certain provisions in the Company's loan agreements relating to the maintenance of specified minimum levels of statutory capital and surplus (see note 6) and minimum levels of statutory risk-based capital. At December 31, 1995, $24.2 million was available to be transferred from American Life and Casualty (based on amounts reported in accordance with statutory accounting practices) to American Life Holding in the form of dividends, surplus note payments, loans or advances.

       Statutory accounting practices require that portions of surplus, called the asset valuation reserve ("AVR") and the interest maintenance reserve ("IMR"), be appropriated and reported as liabilities. The purpose of these reserves is to stabilize statutory surplus against fluctuations in the market value of investments. The IMR captures all investment gains and losses on debt instruments resulting from changes in interest rates and provides for subsequent amortization of such amounts into statutory net income on a basis reflecting the remaining life of the assets sold. The AVR captures investment gains and losses related to changes in creditworthiness and is also adjusted each year based on a formula related to the quality and loss experience of the Company's investment portfolio.

       A non-insurance subsidiary of the Company functions as a general agent for American Life and Casualty and its primary purpose is to pay commissions to American Life and Casualty's agents on annuity policies issued by American Life and Casualty pursuant to a general agency commission and servicing agreement between the non-insurance subsidiary and American Life and Casualty. This agreement initially benefits the statutory surplus of American Life and Casualty by extending the payment of first year commissions to the subsidiary on certain deferred annuity policies over a longer period of time. In subsequent periods, American Life and Casualty's statutory surplus is reduced through the payment of renewal commissions to the subsidiary equal to a specified percentage of the accumulated policyholder account values of certain deferred annuity policies issued by American Life and Casualty since 1990 remaining in force.

       Included in statutory capital and surplus at December 31, 1995, is $3.9 million related to 463,649 shares of the Company's common stock held by Vulcan Life. Such amount is eliminated in the consolidated financial statements.

       Most states have adopted risk-based capital ("RBC") rules, to evaluate the adequacy of statutory capital and surplus in relation to investment and insurance risks. The RBC formula is designed as an early warning tool to help state regulators identify possible weakly capitalized companies for the purpose of initiating regulatory action. At December 31, 1995, the ratios of total adjusted capital to RBC, as defined by the rules, for the Company's insurance subsidiaries were approximately twice the level at which regulatory attention is triggered.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       15.  QUARTERLY FINANCIAL INFORMATION (Unaudited)

       Earnings per common share for each quarter are calculated independently of earnings per share for the year. The sum of the quarterly earnings per share may not equal the earnings per share for the year because of: (i) transactions affecting the weighted average number of shares outstanding in each quarter; and
(ii) the uneven distribution of earnings during the year.

       Unaudited quarterly results of operations are as follows:

                                                                                           1995
                                                                     ----------------------------------------------
                                                                     1st qtr.     2nd qtr.     3rd qtr.    4th qtr.
                                                                     --------     --------     --------    --------
                                                                      (Dollars in millions, except per share amounts)
     Insurance policy income......................................   $ 14.6       $ 15.2       $ 13.8        $ 14.5
     Net investment income........................................    102.1        105.4        105.4         102.7
     Net realized gains...........................................      3.8         48.3         11.1          84.6
     Total revenues...............................................    122.8        170.8        132.1         203.6
     Income before income taxes, minority interest
       and extraordinary charge...................................     19.5         40.0         24.4          49.9
     Income before extraordinary charge...........................      9.7         23.1         12.8          29.5
     Net income...................................................      9.7         23.1         12.8          25.5
     Net income applicable to common stock........................      7.9         21.2         10.9          23.4
     Net income per common share - primary and fully diluted:
       Income before extraordinary charge.........................      .70         1.88          .96          2.27
       Extraordinary charge.......................................        -            -            -           .33
       Net income.................................................      .70         1.88          .96          1.94

                                                                                           1994
                                                                     -----------------------------------------------
                                                                     1st qtr.    2nd qtr.     3rd qtr.      4th qtr.
                                                                     --------    --------     --------      --------
                                                                       (Dollars in millions, except per share amounts)
     Insurance policy income......................................   $ 13.5     $  12.8       $ 13.9        $  13.6
     Net investment income........................................     80.3        83.8         86.7           92.8
     Net realized gains (losses)..................................      5.3       (22.0)         (.1)           1.2
     Total revenues...............................................    100.4        76.0        102.1          108.9
     Income (loss) before income taxes and minority interest......     17.5        (6.8)         7.9           12.5
     Net income (loss)............................................      9.6        (6.2)         1.8            5.2
     Net income (loss) applicable to common stock.................      9.2        (6.6)         1.5            3.3
     Net income (loss) per common share:
       Primary....................................................     1.31        (.94)         .21            .30
       Fully diluted..............................................      .92        (.94)         .21            .30

       The results of operations for 1995 and the fourth quarter of 1994 represent results since the date of the Acquisition and are reported based on the purchase method of accounting. The results of operations for the first three quarters of 1994 are reported based on historical accounting. Net income, as previously reported for the quarterly period ended June 30, 1994, has been adjusted for the $13.8 million net realized loss (net of income taxes of $7.5 million) incurred on interest rate swap contracts as discussed in note 11 to the consolidated financial statements.

                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements



       16.  SUBSEQUENT EVENT (Unaudited)

       In March 1996, Conseco announced that Partnership II would be dissolved. Accordingly, the partners have no further commitment to make additional contributions of capital to Partnership II or the Company. In accordance with the partnership agreement, all of Partnership II's assets (primarily its investment in AGP) will be distributed to its partners subject to the conditions contained in the partnership agreement. In any event, Partnership II's assets must be distributed within two years of the effective date of dissolution.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The information required by this Item regarding the Company's change of independent public accountants was previously reported by the Registrant in a current report on Form 8-K dated December 5, 1994 filed with the Commission on December 9, 1994. Accordingly, the information is omitted pursuant to Instruction 1 of Item 304 of Regulation S-K.

                                                         PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The following table sets forth certain information with respect to the directors and executive officers of the Company and the positions and offices held by each person. Except for Mr. Newsome, the current directors and executive officers were elected on September 29, 1994, concurrent with the acquisition of the Company by Partnership II. Directors hold their positions until the annual meeting of stockholders, or until their respective successors are elected and qualify. It is intended that the current directors will be nominated for re-election as Directors of the Company at the next annual meeting of stockholders. Officers serve at the discretion of the Board of Directors and are subject to removal at any time. There is no family relationship between any of the persons named.

     Name (Age)                                   Positions and Offices
     ----------                                   ---------------------
     Stephen C. Hilbert (50)....................  Director and Chairman of the Board

     Jon P. Newsome (53)........................  Director, President and Chief Executive Officer (since November 1995)

     Ngaire E. Cuneo (45).......................  Director and Executive Vice President, Corporate Development

     Rollin M. Dick (64)........................  Director, Executive Vice President and Chief Financial Officer

     Donald F. Gongaware (60)...................  Director, Executive Vice President and Chief Operating Officer

     Lawrence W. Inlow (45).....................  Director, Executive Vice President and General Counsel

     Business experience during the past five years of each director and executive officer is as follows:

     Stephen C. Hilbert
         Director,  Chairman of the Board and Chief Executive Officer since 1979 and President since 1988 of Conseco (an affiliate of the Company). Director and Chairman of the Board of American Life Holding since
             September 1994.
         Director of Bankers Life Holding Corporation.

     Jon P. Newsome
         Director,  President  and Chief  Executive  Officer of the  Company and
             American Life Holding since  November  1995.
         Chairman of the Board and Chief  Executive  Officer of American Life
             and Casualty and Vulcan Life since  November  1995.
         Executive  Vice  President of Equitable of Iowa Companies from
             1993 until November 1995.
         President of USG Annuity & Life Company from 1988 until November 1995.

      Ngaire E. Cuneo
         Director since 1994 and Executive Vice President since 1992 of Conseco. Senior Vice President and Corporate Officer of General Electric Capital
             Corporation from 1986 to 1992.
         Director of American Life Holding, Bankers Life Holding Corporation and Duke Realty Investments, Inc.

      Rollin M. Dick
         Director, Executive Vice President and Chief Financial Officer of
             Conseco since 1986.
         Director  of American Life Holding, Bankers Life Holding  Corporation,
             General Acceptance Corporation and Brightpoint, Inc.

      Donald F. Gongaware
         Director and Executive Vice President of Conseco since 1985.
         Director of American Life Holding and Bankers Life Holding Corporation.

      Lawrence W. Inlow
         Executive Vice President and General Counsel of Conseco since 1987. Director of American Life Holding.

     During the past five years, none of the directors or executive officers has been convicted in a criminal proceeding or is a named subject of a pending, criminal proceeding. None of the directors or executive officers is the subject of any order, judgment or decree enjoining that person, or otherwise limiting, his activities in securities or other similar business. None of the directors or executive officers has been the subject of any bankruptcy or similar act, nor been a partner or executive officer in any firm or company that has been the subject of the bankruptcy act or any similar law during the past five years.

ITEM 11.  EXECUTIVE COMPENSATION

     Except for Mr. Newsome, none of the Company's current executive officers are compensated for serving in such capacity. The following table sets forth the compensation paid by the Company to Mr. Newsome (who has served as chief executive officer since November 1995), Mr. Hilbert (who served as chief executive officer until November 1995) and one other individual who served as an executive officer in 1995 (collectively, the "Named Individuals").

                                                Summary Compensation Table


                                                                  Annual
                                                              Compensation (l)
                                                              ----------------                          All Other
                                                                                                         Compen-
     Name and Principal Position                         Year          Salary           Bonus           sation(2)
     ---------------------------                         ----          ------           -----           ---------

     Jon P. Newsome................................      1995          $57,484       $  --                    $40
     President and Chief Executive Officer
       since November 1995

     D. J. Noble...................................      1995          800,000        500,000           3,257,418
     President until November 1995 and,                  1994          794,000        200,000              17,124
       through September 29, 1994, Chief                 1993          550,000        400,000              28,498
       Executive Officer

     Stephen C. Hilbert............................      1995             --             --                   --
     Chairman of the Board since September 29,           1994             --             --                   --
       1994 and Chief Executive Officer from
       September 29, 1994 until November 1995

(1) Includes employee tax-deferred contributions to the Company's 401(k) savings plan and the deferred portions of Mr. Noble's compensation pursuant to his deferred compensation agreement with the Company. Mr. Noble elected to defer receipt of $1,000,000 in 1995 (including the entire amount of his bonus), $500,000 in 1994 and $750,000 in 1993 (including the entire amount of his bonus). Interest on the amounts deferred is payable annually within 60 days after the end of the year at an annual rate of 2% under the prime rate of interest. Mr. Noble's employment with the Company terminated on December 31, 1995 and his entire deferred compensation balance was subsequently distributed to him in 1996.

(2) Of such amounts, $3,249,444 was paid to Mr. Noble in 1996 in connection with his termination of employment under an employment continuation agreement as discussed hereafter. The remaining amounts represent employer contributions to the Company's 401(k) savings plan and the Company's employee stock ownership plan and group term life insurance premiums. Such amounts for 1995 for Mr. Newsome were $40 for life insurance and for Mr. Noble were $7,500 for the 401(k) savings plan and $474 for life insurance.

             Employment Contracts and Change-In-Control Arrangements

     The Company had an employment continuation agreement with Mr. Noble with respect to his continued employment in the event of a change of control of the Company. The acquisition of the Company by Partnership II constituted a change of control under the agreement. Subject to certain conditions, the agreement provided that Mr. Noble would be entitled to continue employment with the Company for a period of three years following the date of a change of control, or in the event of discharge or voluntary termination, be paid an amount determined under the provisions of the agreement, based on the time and circumstances of termination of employment. The maximum remaining amount payable under such agreement, equal to 2-3/4 times Mr. Noble's compensation for the year immediately preceding the date of the change in control, became payable to Mr. Noble in connection with the termination of his employment on December 31, 1995 and was subsequently paid to him in 1996 (see footnote (2) to Summary Compensation Table).

                            Compensation of Directors

     The current Directors of the Company receive no compensation for serving in such capacity.


           Compensation Committee Interlocks and Insider Participation

     The current members of the Compensation Committee are Rollin M. Dick, Donald F. Gongaware and Stephen C. Hilbert, all of whom are executive officers and directors of Conseco. See "Item 13. Certain Relationships and Related Transactions." Although they receive no compensation from the Company, Messrs. Dick, Gongaware and Hilbert are executive officers of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information as of March 1, 1996, regarding ownership of the Company's common stock (excluding shares held by subsidiaries not entitled to vote) by the only persons known to own beneficially more than five percent thereof, by the directors, executive officers and Named Individuals individually, and by all directors and executive officers as a group. Except as otherwise indicated in the footnotes to the table, persons have sole voting and investment powers over the shares. Except as indicated below, the directors, executive officers and Named Individuals do not own any shares of any other class of equity securities of the Company.

                                                                                             Shares Owned and
                                                                                             Nature of Ownership
                                                                                          -----------------------
     Name and Address (1)                                                                 Number          Percent
     --------------------                                                                 ------          -------
     Five Percent Owners:
        Conseco, Inc.
        11825 N. Pennsylvania Street
        Carmel, Indiana 46043.......................................................   13,006,784(2)       96.8%

        Conseco Capital Partners II, L.P.
        11825 N. Pennsylvania Street
        Carmel, Indiana 46032.......................................................   10,753,661          80.0%

        Bankers Life Holding Corporation
        222 Merchandise Mart Plaza
        Chicago, Illinois 60654.....................................................    1,244,821(2)        9.3%

        CIHC, Incorporated
        One Commerce Center, Suite 789
        1201 Orange Street
        Wilmington, Delaware 19801..................................................    1,008,302(2)        7.5%

     Directors, Executive Officers and Named Individuals:
        Ngaire E. Cuneo.............................................................         -                -
        Rollin M. Dick..............................................................       23,582(3)          *
        Donald F. Gongaware.........................................................         -                -
        Stephen C. Hilbert..........................................................         -                -
        Lawrence W. Inlow...........................................................         -                -
        Jon P. Newsome..............................................................         -                -
        D. J. Noble.................................................................         -                -
        All directors and executive officers as a group (six persons)...............       23,582(3)          *

     *Less than one percent.

(1)  Address given for five percent owners only.

(2) A wholly owned subsidiary of Conseco is the sole general partner of Partnership II and in such capacity has sole voting and dispositive power of the shares owned by Partnership II. Conseco owns approximately 90.5 percent of Bankers Life Holding Corporation. CIHC, Incorporated is a wholly owned subsidiary of Conseco and the successor in interest to GARCO Holding Corporation as to its shares. Conseco expressly disclaims beneficial ownership of all shares held by Partnership II and Bankers Life Holding Corporation.

(3) These shares are owned by a charitable foundation as to which Mr. Dick shares voting and investment power. Such foundation also owns 500 shares (less than one percent) of the Company's 1994 Series Preferred Stock $1 Par, which shares have no voting rights. Mr. Dick expressly disclaims beneficial ownership of the shares held by such foundation.

     The United States of America, or an agency thereof claims beneficial ownership of 143,640 shares of 1988 Series I and II Preferred Stock which has voting rights under certain limited circumstances and represents 100 percent of the outstanding 1988 Series I and II Preferred Stock. The 1988 Series I and II Preferred Stock was used by the Company in 1988 - 1990 to partially capitalize a savings bank acquired by the Company in 1988 pursuant to agreements entered into with agencies of the United States of America. The Company has sued the United States of America, alleging breach of these agreements. (see "Item 3 - Legal Proceedings" and note 9 to the consolidated financial statements). The 1988 Series I and II Preferred Stock, when allowed to vote, has the right to vote less than one percent of the total voting power of all stock entitled to vote.

     In addition to the equity securities of the Company reflected in the table above, Mr. Noble beneficially owns shares of the $2.16 Redeemable Cumulative Preferred Stock of American Life Holding (the "ALHC Preferred Stock"), a wholly owned subsidiary of the Company, of which there are 2,760,000 shares outstanding. Mr. Noble has allocated a portion of his employee tax deferred contributions and employer matching contributions to the ALHC Preferred Stock investment option in the Company's 401(k) Savings Plan. The 401(k) Savings
Plan's accounting records do not provide for a specific allocation of such shares to individual participant accounts; rather, each participant has a proportionate interest in the shares of the ALHC Preferred Stock owned by the 401(k) Savings Plan based upon the ratio of the participant's account balance in the ALHC Preferred Stock investment option to the total of all participant account balances in such investment option. As of December 31, 1995, the most recent date for which information is available, the proportionate interest of the directors, executive officers and Named Individuals in the 16,539 shares of the ALHC Preferred Stock owned by the 401(k) Savings Plan was as follows: Mr. Noble - 709 shares; and all directors and executive officers as a group (six persons) - 0 shares.

     Ownership of Partnership II

     Partnership II is the holder of 80 percent of the outstanding shares of the Company's common stock. The following table sets forth information as of March 1, 1996, regarding the ownership of limited partnership interests of Partnership II by the directors, executive officers and Named Individuals and by all directors and executive officers of the Company as a group.

                                                                                                      Percentage
                                                                                                     Ownership of
Name                                                                                              Partnership II (1)
- ----                                                                                              ------------------
Ngaire E. Cuneo...................................................................................         *
Rollin M. Dick....................................................................................         *
Donald F. Gongaware...............................................................................         *
Stephen C. Hilbert................................................................................        2.4%
Lawrence W. Inlow.................................................................................         *
Jon P. Newsome....................................................................................         -
D.J. Noble........................................................................................         *
All directors and executives officers as a group (six persons)....................................        4.7%

* Less than one percent.

(1) Reflects the percentage of total capital commitments made to Partnership II.


     Ownership of Common Stock of Conseco

     The following table sets forth information as of March 20, 1996, regarding ownership of common stock of Conseco by the directors, executive officers and Named Individuals individually and by all directors and executive officers as a group. Where any footnote indicates that shares included in the table are owned by, or jointly with, family members or by an affiliate, such person may be deemed to exercise shared voting and investment power with respect to those shares, unless otherwise indicated. The Company's directors, executive officers and Named Individuals do not own any shares of any other class of equity securities of Conseco.

                                                                                               Shares Owned
                                                                                          -----------------------
                                                                                          Number          Percent
                                                                                          ------          -------
Ngaire E. Cuneo......................................................................   133,783 (1)         *
Rollin M. Dick.......................................................................   636,852 (2)         3.1%
Donald F. Gongaware..................................................................   702,336 (3)         3.4%
Stephen C. Hilbert................................................................... 1,298,930 (4)         6.1%
Lawrence W. Inlow....................................................................   587,262 (5)         2.8%
Jon P. Newsome.......................................................................      -                 -
D. J. Noble..........................................................................      -                 -
All directors and executive officers as a group (six persons)........................ 3,359,163 (6)        15.3%

* Less than one percent.



(1) Of these shares, 120,749 are subject to options held by Ms. Cuneo which are exercisable within 60 days.
(2) Of these shares, 99,180 are owned by Mr. Dick's wife, 101,331 are owned by a charitable foundation as to which shares he shares voting and investment power, 163,075 are subject to options held by Mr.Dick which are exercisable within 60 days and 254 are attributable to Mr. Dick's account under a 401(k) savings plan. Mr. Dick expressly disclaims beneficial ownership of all shares owned by his wife, the charitable foundation and the trust.
(3) Of these shares, 31,000 are owned by Mr. Gongaware's wife, 70,000 shares are owned by a charitable trust as to which he shares voting and investment power, 18,000 shares are owned by irrevocable trusts as to which Mr. Gongaware's wife has sole voting and investment power, 233,075 shares are subject to options held by Mr. Gongaware which are exercisable within 60 days and 230 are attributable to Mr. Gongaware's account under a 401(k) savings plan. Mr. Gongaware expressly disclaims beneficial ownership of all shares owned by his wife and the trusts as to which she has sole voting and investment power.
(4) Of these shares, 456,435 are subject to options held by Mr. Hilbert which are exercisable within 60 days.
(5) Of these shares, 283,075 are subject to options held by Mr. Inlow which are exercisable within 60 days and 254 are attributable to Mr. Inlow's account under a 401(k) savings plan.
(6) Includes 1,256,409 shares subject to outstanding stock options which are exercisable within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Partnership II owns 80 percent of the Company's outstanding voting shares of common stock. A wholly owned subsidiary of Conseco is the sole general partner of Partnership II. Consequently, Conseco, through such subsidiary, is able to control the Company and is able to determine such actions as the election of directors and the approval of any other matters submitted for stockholder approval. Also, five of the Company's six directors are persons who are also executive officers of Conseco and limited partners of Partnership II.

     Since the Acquisition, the Company and its subsidiaries have received services from or shared expenses with other affiliates or subsidiaries of Conseco under written agreements or based on cost allocation principles in accordance with GAAP. For 1995 and 1994, the aggregate fees paid or accrued by the Company and its subsidiaries to Conseco or its subsidiaries or affiliates under all such arrangements (including the Advisory Agreements described below) were $14.2 million and $2.6 million, respectively. The charges for services rendered by Conseco and its affiliates were not the result of arms-length negotiations between independent parties. It has been the intention of the Company and Conseco that these arrangements as a whole should accommodate the parties' interests in a manner that is fair and mutually beneficial.

     These agreements may be modified in the future and additional agreements or transactions may be entered into between Conseco and its subsidiaries and the Company and its subsidiaries. The provisions of the Senior Credit Facility and the indenture relating to the senior subordinated notes require that each agreement or transaction between the Company and Conseco or their respective subsidiaries be on terms at least as favorable to the Company as could be obtained from unaffiliated parties for comparable services or arrangements. Additionally, the Partnership II partnership agreement requires that any agreements between entities in which Partnership II invests and Conseco be on terms that are reasonable based upon the review of two nationally recognized accounting firms.

     Since the Acquisition, each of the Company and its principal subsidiaries has been party to an agreement with Conseco Capital Management, Inc. ("CCM"), a registered investment advisor wholly owned by Conseco (collectively, the "Advisory Agreements") pursuant to which, subject to any limitations or directions of the Board of Directors or officers of the Company and such subsidiaries, CCM supervises and directs the investment of its invested assets of the Company and such subsidiaries. For these services, CCM receives a quarterly fee equal to .0625 percent (.25 percent annually) of the market value of the investable assets under its supervision. For 1995 and 1994, the fees under the Advisory Agreements aggregated $11.8 million and $2.5 million, respectively. The Advisory Agreements continue in effect until terminated on their respective annual anniversary by either party upon 60 days' notice or by the Company or its subsidiary, as the case may be, upon a default or failure of CCM to perform its obligations thereunder.

     American Life and Casualty and Vulcan Life intend to enter into service agreements with a subsidiary of Conseco (collectively, the "Service Agreements"), pursuant to which, subject to any limitations or directions of the Board of Directors or officers of such insurance companies, the Conseco subsidiary will provide data processing and other services. The Service Agreements have been filed with the Insurance Departments of Iowa and Alabama.
                                                            77

Stockholders' Agreement

     In connection with the Acquisition, the Company entered into an agreement with Partnership II and the existing stockholders (the "Stockholders' Agreement") which is being amended to include shares of common stock acquired by such stockholders in November 1995. (See "--Other Transactions"). The Stockholders' Agreement provides to the Company first and then to the existing stockholders a right of first refusal which applies when such holder seeks to sell its common stock to an unaffiliated third party (other than in a public offering). The Stockholders' Agreement also provides demand registration rights and piggyback registration rights.

Other Transactions

     In connection with a rights offering made to the existing stockholders, Partnership II, Bankers Life Holding Corporation and CIHC, Incorporated, purchased 1,714,286, 216,949 and 125,728 shares of common stock, respectively, for $14 per share on November 30, 1995. The proceeds of such sales were used to make a capital contribution to American Life Holding which used such contribution to make a principal payment on the senior term loan.

                                                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) l. Financial Statements. See Index to Financial Statements on page 28 for a list of financial statements included in this Report.


      2. Financial Statement Schedules. The following consolidated financial statement schedules are included as part of this Report immediately following the signature page on pages 81 through 86.

         Schedule II--Condensed Financial Information of Registrant (Parent Company)

         Schedule IV--Reinsurance

         All other schedules to the consolidated financial statements required by Article 7 of Regulation S-X are omitted because they are not applicable or because the information is included elsewhere in the consolidated financial statements or notes.

      3. Exhibits. See Exhibit Index immediately preceding the Exhibits filed with the Report.

(b)   Reports on Form 8-K.  None

                                   SIGNATURES


     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, this 29th day of March, 1996.

                            AMERICAN LIFE GROUP, INC.

                            By:  /s/ ROLLIN M. DICK
                                 -----------------------
                                    Rollin M. Dick
                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Signature                         Title (Capacity)                               Date
              ---------                         ----------------                               ----
       /s/ STEPHEN C. HILBERT               Chairman of the Board and Director           March 29, 1996
       ----------------------
         Stephen C. Hilbert

         /s/ JON P. NEWSOME                 Chief Executive Officer,                     March 29, 1996
         ------------------                    President and Director
           Jon P. Newsome                      (Principal Executive Officer)


         /s/ ROLLIN M. DICK                 Executive Vice President, Chief              March 29, 1996
         -------------------                   Financial Officer and Director
           Rollin M. Dick                      (Principal Financial Officer and
                                               Principal Accounting Officer)


         /s/ NGAIRE E. CUNEO                      Director                               March 29, 1996
         -------------------
           Ngaire E. Cuneo


       /s/DONALD F. GONGAWARE                     Director                               March 29, 1996
       ----------------------
         Donald F. Gongaware


        /s/LAWRENCE W. INLOW                      Director                               March 29, 1996
        --------------------
          Lawrence W. Inlow

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES





To the Shareholders and Board of Directors
American Life Group, Inc.


    Our report on the consolidated financial statements of American Life Group, Inc. and subsidiaries is included on page 30 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in the index on page 79 of this Form 10-K.

    In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.







                                                     COOPERS & LYBRAND L.L.P.


Indianapolis, Indiana
February 23, 1996

                   REPORT OF INDEPENDENT AUDITORS ON SCHEDULES




To the Shareholders and Board of Directors
American Life Group, Inc.

We have audited the consolidated statements of operations, shareholders' equity, and cash flows of American Life Group, Inc. (formerly known as The Statesman Group, Inc.) for the year ended December 31, 1993, and have issued our report thereon dated January 27, 1994, except for the August 8, 1995 one-for-two stock split as to which the date is August 9, 1995 (included elsewhere in this Annual Report on Form 10-K). Our audit also included the financial schedules listed in the index at Item 14(a) for the year ended December 31, 1993. These schedules are the responsibility of the Company's management.
Our responsibility is to express an opinion based on our audit.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.






                                                    ERNST  & YOUNG LLP


Des Moines, Iowa
January 27, 1994



                   AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                   SCHEDULE II

         Condensed Financial Information of Registrant (Parent Company)

                                  Balance Sheet
                        as of December 31, 1995 and 1994
                              (Dollars in millions)

                                     ASSETS


                                                                                      1995         1994
                                                                                      ----         ----
Short-term investments............................................................    $ 12.8     $  2.2
Cash segregated for the conversion of the 6-1/4% debentures.......................       -         24.2
Investment in subsidiaries (eliminated in consolidation)..........................     411.2       79.0
Receivables from subsidiaries (eliminated in consolidation).......................      48.4       48.4
Other assets......................................................................       5.8        2.0
                                                                                      ------     ------

      Total assets................................................................    $478.2     $155.8
                                                                                      ======     ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
   Income tax liabilities.........................................................   $  10.2     $ 11.8
   Contingent consideration payable upon determination
      of the Savings Bank Litigation..............................................      30.1       30.1
   Notes payable..................................................................      15.0       24.2
   Notes and accounts payable due to subsidiaries (eliminated in consolidation)...        .3        1.1
   Accounts payable due to affiliates.............................................        .6         .4
   Other liabilities..............................................................      16.4        9.1
                                                                                     -------     ------

      Total liabilities...........................................................      72.6       76.7
                                                                                     -------     ------

Shareholders' equity:
   Series Preferred Stock $1 Par..................................................      66.6       58.9
   Common stock, $1 par value, and additional paid-in capital;
      35,000,000 shares authorized;  outstanding:
      1995 - 13,442,075 shares; 1994 - 11,299,218 shares..........................      75.9       45.9
   Unrealized appreciation (depreciation) of securities:
      Fixed maturity investments (net of applicable deferred income taxes:
        1995 - $105.0; 1994 - $(15.4))............................................     194.9      (28.5)
      Other investments (net of applicable deferred income taxes:
        1995 - $.8; 1994 - $(.3)).................................................       1.5        (.5)
   Retained earnings .............................................................      66.7        3.3
                                                                                     -------     ------

      Total shareholders' equity..................................................     405.6       79.1
                                                                                     -------     ------

      Total liabilities and shareholders' equity..................................    $478.2     $155.8
                                                                                      ======     ======




              The condensed financial information should be read in
             conjunction with the consolidated financial statements
                          of American Life Group, Inc.




                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                                        SCHEDULE II

                              Condensed Financial Information of Registrant (Parent Company)

                                                  Statement of Operations
                                                   (Dollars in millions)

                                                                                                  Predecessor Basis
                                                                                           ---------------------------
                                                                          Three months     Nine months
                                                          Year ended          ended           ended        Year ended
                                                         December 31,     December 31,    September 30,   December 31,
                                                             1995             1994            1994            1993
                                                             ----             ----            ----            ----
Revenues:
   Net investment income...............................      $  .1           $  .1         $  2.6           $  1.7
   Dividends from subsidiaries
       (eliminated in consolidation)...................        -                -              .6              1.9
   Interest income from subsidiaries
      (eliminated in consolidation)....................         .9              .2            3.1              1.9
   Net realized losses.................................        -                -             (.6)              -
   Other income........................................        1.2              .8             .4               .2
                                                             -----          ------         ------            -----

      Total revenues...................................        2.2             1.1            6.1              5.7
                                                             -----          ------         ------            -----
Expenses:
   Interest expense on notes payable...................        1.2              .7            3.7              3.9
   Interest expense on investment borrowings...........        -                 -            2.8               -
   Acquisition, merger and other nonrecurring
      expenses.........................................        4.6               -            7.2               -
   Operating costs and expenses........................         .2              .5            1.1              2.5
                                                             -----          ------         ------            -----

      Total expenses...................................        6.0             1.2           14.8              6.4
                                                             -----          ------         ------            -----
      Loss before income taxes, equity in undistributed
         earnings of subsidiaries and
         extraordinary charge..........................       (3.8)            (.1)          (8.7)             (.7)
Income tax benefit ....................................       (1.3)             -            (4.1)            (4.0)
                                                             -----          ------         ------            -----

      Income (loss) before equity in undistributed
         earnings of subsidiaries and extraordinary
         charge........................................       (2.5)            (.1)          (4.6)             3.3
Equity in undistributed earnings of subsidiaries
   (eliminated in consolidation).......................       77.6             5.3            9.8             34.0
                                                            ------          ------         ------            -----

      Income before extraordinary charge...............       75.1             5.2            5.2             37.3
Extraordinary charge on extinguishment
   of debt, net of income tax benefit..................        4.0              -              -                -
                                                            ------          ------         ------            -----

      Net income.......................................       71.1             5.2            5.2             37.3
Dividend requirements of Series Preferred Stock
   $1 Par, net of income tax benefit...................        7.7             1.9            1.1              1.6
                                                            ------          ------         ------            -----

      Net income applicable to common stock............      $63.4            $3.3         $  4.1            $35.7
                                                             =====          ======         ======            =====

              The condensed financial information should be read in
                   conjunction with the consolidated financial
                     statements of American Life Group, Inc.





                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                                        SCHEDULE II

                              Condensed Financial Information of Registrant (Parent Company)

                                                  Statement of Cash Flows
                                                   (Dollars in millions)

                                                                                                   Predecessor Basis
                                                                                             ---------------------------
                                                                             Three months    Nine months
                                                              Year ended         ended          ended        Year ended
                                                             December 31,    December 31,   September 30,   December 31,
                                                                 1995            1994           1994            1993
                                                                 ----            ----           ----            ----
Cash flows from operating activities:
   Net income...............................................    $ 71.1        $   5.2        $   5.2        $  37.3
   Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
       Equity in undistributed earnings of  subsidiaries....     (77.6)          (5.3)          (9.8)         (34.0)
       Extraordinary charge.................................       6.2            -              -               -
       Other................................................      (1.6)          (1.9)          (3.2)          (1.6)
                                                               -------       --------        -------        --------

     Net cash provided by (used for) operating activities...      (1.9)          (2.0)          (7.8)           1.7
                                                               -------       --------        -------       ---------

Cash flows from investing activities:
   Proceeds from sales and redemptions of surplus notes
     and subsidiary preferred stock.........................        -              -            17.5            1.0
   Equity distribution from subsidiary......................        -              -           153.0             -
   Investment in subsidiary.................................    (30.0)             -              -              -
                                                               ------        --------        -------        --------

     Net cash provided by (used for) investing activities...    (30.0)             -           170.5            1.0
                                                               ------        --------        -------        --------

Cash flows from financing activities:
   Issuance of notes payable................................      -               -              -             76.3
   Payments on notes payable................................      -               -              -            (19.5)
   Cash segregated for conversion of Convertible Debentures     15.0              -           (66.5)             -
   Issuance of common stock.................................    30.0              -            45.9              -
   Payments to former stockholders pursuant to
     merger agreement.......................................      -               -          (244.4)             -
   Issuance of 1994 Series Preferred Stock..................      -               -            57.0              -
   Federal income taxes received from subsidiaries, net
     of amounts paid to Internal Revenue Service............    (2.3)             -             6.8             3.9
   Increase (decrease) in intercompany payables.............     (.1)             .3             .1            (3.8)
   (Increase) decrease in intercompany receivables..........     (.1)            (.6)          45.5           (49.6)
   Payments to repurchase equity securities.................      -               -             (.6)           (6.2)
   Dividends paid to stockholders (including subsidiary:
     1995--$ -; 1994--$.1; 1993--$.1).......................      -               -            (1.8)           (1.4)
   Other....................................................      -             (1.2)            .1            (2.0)
                                                              ------        --------        -------        --------

       Net cash provided by (used for) financing activities.    42.5            (1.5)        (157.9)           (2.3)
                                                              ------        --------        -------        --------

Net increase (decrease) in short-term investments...........    10.6            (3.5)           4.8              .4
Short-term investments, beginning of period.................     2.2             5.7             .9              .5
                                                              ------        --------        -------        --------

Short-term investments, end of period.......................  $ 12.8          $  2.2        $   5.7         $    .9
                                                              ======        ========        =======         =======

              The condensed financial information should be read in
                   conjunction with the consolidated financial
                     statements of American Life Group, Inc.




                                        AMERICAN LIFE GROUP, INC. AND SUBSIDIARIES

                                                        SCHEDULE IV

                                                        Reinsurance
                                                   (Dollars in millions)

                                                                          Three months      Nine months
                                                         Year ended           ended            ended          Year ended
                                                        December 31,      December 31,     September 30,     December 31,
                                                            1995              1994             1994              1993
                                                            ----              ----             ----              ----
Life insurance in force:
   Direct........................................        $ 7,465.7           $7,614.8                          $7,787.5
   Assumed.......................................               .2                 .2                                .2
   Ceded.........................................         (4,650.2)            (951.9)                           (906.3)
                                                         ---------           --------                           -------

      Net insurance in force.....................         $2,815.7           $6,663.1                          $6,881.4
                                                          ========           ========                          ========

      Percentage of assumed to net (a)...........               -                -                                  -
                                                          ========           ========                         =========


Premiums recorded as revenue for generally
   accepted accounting principles:
      Direct.....................................            $32.9             $ 8.9           $25.7              $34.3
      Assumed....................................              -                   -               -                -
      Ceded......................................             (4.4)             (1.2)           (3.9)              (4.4)
                                                           -------            ------          ------           --------

         Net premiums............................            $28.5             $ 7.7           $21.8              $29.9
                                                           =======            ======          ======           ========

         Percentage of assumed to net............               -                -                -                -
                                                           =======            ======          ======            =======

(a)   All percentages are less than .01 percent.





                                  EXHIBIT INDEX

Exhibit
Number                         Exhibit Description                                                                    Page
- ------                         -------------------                                                                    ----
(2)  (a)        Agreement  and Plan of Merger,  dated as of May 1, 1994, by and among Conseco Capital  Partners II, L.P., CCP II Acquisition
                Company and the Company  incorporated herein by reference to the
                Form 8-K dated May 1, 1994

(3)  (a)        Certificate of Incorporation, as amended, incorporated herein by reference to the Registration Statement on Form S-1
                (file no. 33-95644)

     (b) By-Laws, as amended, incorporated herein by reference to the Form 10-K for the year ended December 31, 1994

     (c)        Certificate  of  Designations,  Preferences  and  Rights of 1976
                Series Preferred Stock $1 Par incorporated herein by reference to the Form 10-Q for the quarter ended March 31, 1994

     (d)        Certificate  of  Designations,  Preferences  and  Rights of 1987
                Series  II  Preferred  Stock  $1  Par  incorporated   herein  by
                reference to the Form 10-K for the year ended December 31, 1992

     (e)        Certificate  of  Designations,  Preferences  and  Rights of 1988
                Series I Preferred Stock $1 Par incorporated herein by reference to the Form 10-K for the year ended December 31, 1992

     (f)        Certificate  of  Designations,  Preferences  and  Rights of 1988
                Series  II  Preferred  Stock  $1  Par  incorporated   herein  by
                reference to the Form 10-K for the year ended December 31, 1992

     (g)        Certificate of Powers,  Designations,  Preferences and Rights of
                1994 Series Preferred Stock $1 Par incorporated herein by reference to the Form 8-K dated September 29, 1994

     (h)        Amendment to Certificate of Incorporation*

(4)  (a)        Specimen of the 6-1/4% Convertible Subordinated Debentures due
                2003 incorporated herein by reference to the Registration
                Statement on Form S-3 (file no. 33-58672)

     (b) Indenture, dated as of April 21, 1993, between the Company and Boatmen's Trust Company for the 6- 1/4% Convertible Subordinated
                Debentures due 2003 incorporated herein by reference to the Form
                10-Q for the quarter ended March 31, 1993

     (c)        Supplemental Indenture,  dated as of September 29, 1994, between
                the  Company  and   Boatmen's   Trust  Company  for  the  6-1/4%
                Convertible Subordinated Debentures due 2003 incorporated herein by  reference to the Form 10-Q for the quarter  ended  September
                30, 1994

     (d)        Indenture,  dated as of September 29, 1994,  between ALHC Merger
                Corporation  and  LTCB  Trust  Company  and  First  Supplemental
                Indenture, dated as of September 29, 1994, between American Life
                Holding  Company and LTCB Trust  Company for the 11-1/4%  Senior
                Subordinated Notes due 2004 incorporated herein by reference to the Form 8-K dated September 29, 1994

                The Company agrees to furnish the Commission upon its request a copy of any instrument defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries

(10) (a) Advisory Agreements between Conseco Capital Management, Inc. and the following companies are incorporated herein by reference to the Form 10-K for the year ended December 31, 1994:
                  (1)  American Life Group, Inc.
                  (2)  American Life Holding Company
                  (3)  American Life and Casualty Insurance Company
                  (4)  Vulcan Life Insurance Company






                                  EXHIBIT INDEX



Exhibit
Number                         Exhibit Description                                                                    Page
- ------                         -------------------                                                                    ----
     (b)        Stockholders'  Agreement  among the  Company  and the holders of common stock  incorporated  herein by reference to the Form 10-K for the year ended December 31, 1994.

     (c) Securities Purchase Agreements between the Company and the following companies are incorporated herein by reference to the Form 10-K for the year ended December 31, 1994:
                    (1)  Bankers Life and Casualty Company
                    (2)  GARCO Holding Corporation

     (d)        Securities Purchase Agreements dated November 30, 1995 between the Company and the following companies:
                    (1)   Bankers   Life   Holding    Corporation*
                    (2)   CIHC, Incorporated*
                    (3)   Conseco Capital Partners II, L.P.*

     (e) Lease by and among John Trostel, as lessor, and Morris Joseph and Jacob Joseph, as lessees, dated June 27, 1917; Supplemental
                Agreement by and among John Trostel, as lessor, and Morris
                Joseph and Jacob Joseph, as lessees, dated July 20, 1927;
                Amendment to Lease by and between John Trostel, George W.
                Trostel, Carl Trostel and Netti Trostel, Fred B. Trostel, Ruth
                Trostel Holman and Harry A. Holman, and Helen Trostel Brobeck and Von H. Brobeck, as lessors and Burton Building Company as lessee, dated May 31, 1930; and September 1, 1959 Amendment to
                Lease, Des Moines Building, Des Moines, Iowa, are incorporated herein by reference to Exhibits 10.9.1 through 10.9.4 to the Registration Statement on Form S-1 (file no. 33-95644)

      (f) Deferred compensation agreements with the following are incorporated herein by reference to the Form 10-K for the year ended December 31, 1992:**
                     (1)   John M. Matovina
                     (2)   Virgil A. Maxwell
                     (3)   D. J. Noble

      (g) Employment continuation agreements with the following are incorporated herein by reference to the Form 10-Q for the quarter ended March 31, 1994:**
                     (1)   James M. Gerlach
                     (2)   Walter J. Hughes
                     (3)   John M. Matovina
                     (4)   Virgil A. Maxwell
                     (5)   D. J. Noble

(11) (a)        Computation of Earnings Per Share - Primary*

     (b)        Computation of Earnings Per Share - Fully Diluted*

(21) Subsidiaries of the Registrant incorporated herein by reference to the Form 10-K for the year ended December 31, 1994

(27)            Financial Data Schedule*

*  Filed herewith.
** Compensation plans or arrangements for management.