Form 10-Q
period 1996-09-30
AMERICAN LIFE HOLDINGS INC
filed 1996-11-14
CIK 93779

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    Form 10-Q


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended September 30, 1996

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to


                         Commission file number: 0-1283

                          American Life Holdings, Inc.

         Delaware                                      No. 42-0951848
         --------                                      --------------
 State of Incorporation                        IRS Employer Identification No.

     11825 N. Pennsylvania Street
         Carmel, Indiana 46032                            (317) 817-6100
     ----------------------------                         --------------
 Address of principal executive offices                      Telephone



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

      Shares of common stock outstanding as of November 1, 1996: 18,876,858




                                              PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                       AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEET
                                                   (Dollars in millions)

                                                          ASSETS

                                                                                                          Prior basis
                                                                                                          ------------
                                                                                         September 30,    December 31,
                                                                                             1996             1995
                                                                                             ----             -----
                                                                                          (unaudited)       (audited)
Investments:
   Actively managed fixed maturity securities at fair value (amortized cost:
     1996 - $4,897.8; 1995 - $4,667.3)..................................................   $4,940.3          $5,083.1
   Equity securities at fair value (cost: 1996 - $12.1; 1995 - $16.5)...................       12.8              18.8
   Credit-tenant loans..................................................................       25.3              13.6
   Mortgage loans.......................................................................       59.1              64.6
   Policy loans.........................................................................       63.7              62.9
   Short-term investments...............................................................       95.0             108.2
   Other invested assets................................................................       21.1              18.2
                                                                                           --------          --------

         Total investments..............................................................    5,217.3           5,369.4

Accrued investment income...............................................................       81.3              80.8
Cost of policies purchased..............................................................      382.7             250.1
Cost of policies produced...............................................................       54.6              77.6
Income tax assets.......................................................................       25.4               -
Property and equipment (net of accumulated depreciation: 1996 - $1.4; 1995 - $1.1)......        6.2               8.9
Securities segregated for the future redemption of redeemable
   preferred stock of a subsidiary......................................................       45.0              39.2
Goodwill (net of accumulated amortization: 1996 - $18.1; 1995 - $11.3)..................      399.3             348.9
Other assets............................................................................       31.3              33.1
                                                                                           --------          --------

         Total assets...................................................................   $6,243.1          $6,208.0
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

                                      AMERICAN LIFE HOLDINGS, INC.  AND SUBSIDIARIES

                                           CONSOLIDATED BALANCE SHEET, continued
                                      (Dollars in millions, except per share amounts)

                                           LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                                                           Prior basis
                                                                                                          ------------
                                                                                         September 30,    December 31,
                                                                                             1996             1995
                                                                                             ----             -----
                                                                                          (unaudited)       (audited)
Liabilities:
   Insurance liabilities...............................................................   $5,278.7          $5,148.7
   Income tax liabilities..............................................................        -                38.1
   Investment borrowings...............................................................      123.1             130.7
   Contingent consideration payable upon determination of the Savings Bank Litigation..       30.1              30.1
   Other liabilities...................................................................       72.8              71.5
   Accounts payable to affiliates......................................................         .8               1.2
   Notes payable.......................................................................      171.3             282.5
                                                                                          --------          --------

         Total liabilities.............................................................    5,676.8           5,702.8

Minority interest, primarily redeemable preferred stock of a subsidiary................       99.6              99.6

Shareholders' equity:
   Series Preferred Stock .............................................................       72.9              66.6
   Common stock, $1 par value, and additional paid-in capital; 35,000,000 shares authorized; shares issued and outstanding: 1996 - 18,876,858;
     1995 - 13,442,075.................................................................      344.8              75.9
   Unrealized appreciation of securities:
     Fixed maturity securities (net of applicable
       deferred income taxes: 1996 - $7.4; 1995 - $105.0)..............................       13.8             194.9
     Other investments (net of applicable deferred income taxes:
       1996 - $.3; 1995 - $.8).........................................................         .5               1.5
   Retained earnings...................................................................       34.7              66.7
                                                                                          --------          --------

         Total shareholders' equity....................................................      466.7             405.6
                                                                                          --------          --------

         Total liabilities and shareholders' equity....................................   $6,243.1          $6,208.0
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

                                       AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                      (Dollars in millions, except per share amounts)
                                                        (unaudited)

                                                                     Three months ended          Nine months ended
                                                                        September 30,               September 30,
                                                                   --------------------           ------------------
                                                                   1996            1995           1996          1995
                                                                   ----            ----           ----          ----
Revenues:
   Insurance policy income..................................       $ 10.9         $ 13.8        $  33.0       $  43.6
   Net investment income....................................        102.7          105.4          306.4         312.9
   Net trading income.......................................          1.1             .3             .1           1.1
   Net realized gains.......................................          5.8           11.1            9.8          63.2
   Other income.............................................          1.2            1.5            3.9           4.9
                                                                   ------         ------         ------       -------

         Total revenues.....................................        121.7          132.1          353.2         425.7
                                                                   ------         ------         ------       -------

Benefits and expenses:
   Insurance policy benefits................................          6.1            7.0           18.1          22.0
   Change in future policy benefits.........................           .6            1.5            (.2)          2.5
   Interest expense on annuities and financial products.....         62.2           64.9          184.2         194.3
   Interest expense on notes payable........................          7.2            8.3           21.5          25.7
   Interest expense on investment borrowings................          1.1            2.3            2.9           6.7
   Amortization of cost of policies purchased
     and cost of policies produced:
       Related to operations................................         11.2            9.3           29.4          26.4
       Related to realized gains............................          2.2            4.4            4.8          33.6
   Amortization of goodwill.................................          2.3            2.3            6.8           6.8
   Restructuring expenses...................................          4.3            -              5.7            -
   Other operating costs and expenses.......................          5.8            7.7           18.8          23.8
                                                                   ------         ------         ------        ------

         Total benefits and expenses........................        103.0          107.7          292.0         341.8
                                                                   ------         ------         ------        ------

         Income before income taxes, minority interest
           and extraordinary charge.........................         18.7           24.4           61.2          83.9
Income tax expense..........................................          7.3            9.4           23.6          31.7
                                                                   ------         ------         ------        ------

         Income before minority interest and
           extraordinary charge.............................         11.4           15.0           37.6          52.2
Minority interest - primarily dividends on redeemable
   preferred stock of a subsidiary..........................          2.2            2.2            6.6           6.6
                                                                   ------         ------         ------        ------

         Income before extraordinary charge.................          9.2           12.8           31.0          45.6
Extraordinary charge on extinguishment of debt,
   net of income tax benefit................................           .8             -              .8            -
                                                                   ------         ------         ------        ------

         Net income.........................................          8.4           12.8           30.2          45.6
Less preferred stock dividends..............................          2.1            1.9            6.3           5.6
                                                                   ------         ------         ------        ------

         Net income applicable to common stock..............       $  6.3         $ 10.9         $ 23.9        $ 40.0
                                                                   ======         ======         ======        ======






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

                                       AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   (Dollars in millions)
                                                        (unaudited)

                                                                                             Nine months ended
                                                                                                September 30,
                                                                                           --------------------
                                                                                           1996            1995
                                                                                           ----            ----
                                                                                                       (prior basis)
Series Preferred Stock:
   Balance, beginning of period.......................................................   $  66.6          $  58.9
     Accrued dividends on 1994 Series Preferred Stock.................................       6.3              5.6
                                                                                         -------          -------

   Balance, end of period.............................................................   $  72.9          $  64.5
                                                                                         =======          =======

Common stock and additional paid-in capital:
   Balance, beginning of period.......................................................   $  75.9          $  45.9
     Issuance of common stock.........................................................     125.0               -
     Adjustment of balance due to adoption of new basis...............................     143.9               -
                                                                                         -------          -------

   Balance, end of period.............................................................   $ 344.8          $  45.9
                                                                                         =======          =======

Unrealized appreciation (depreciation) of securities:
   Fixed maturity securities:
     Balance, beginning of period.....................................................   $ 194.9          $ (28.5)
       Change in unrealized appreciation (depreciation)...............................    (159.0)           191.8
       Adjustment of balance due to adoption of new basis.............................     (22.1)              -
                                                                                         -------          -------

     Balance, end of period...........................................................   $  13.8          $ 163.3
                                                                                         =======          =======

   Other investments:
     Balance, beginning of period.....................................................   $   1.5          $   (.5)
       Change in unrealized appreciation (depreciation)...............................       (.1)             1.9
       Adjustment of balance due to adoption of new basis.............................       (.9)              -
                                                                                         -------          -------

     Balance, end of period...........................................................   $    .5          $   1.4
                                                                                         =======          =======

Retained earnings:
   Balance, beginning of period.......................................................   $  66.7          $   3.3
     Net income.......................................................................      30.2             45.6
     Preferred stock dividends (payable in additional shares).........................      (6.3)            (5.6)
     Adjustment of balance due to adoption of new basis...............................     (55.9)              -
                                                                                         -------          -------

   Balance, end of period.............................................................   $  34.7          $  43.3
                                                                                         =======          =======

     Total shareholders' equity.......................................................   $ 466.7          $ 318.4
                                                                                         =======          =======










                     The accompanying notes are an integral
                       part of the consolidated financial
                                   statements.

                                      AMERICAN LIFE HOLDINGS, INC.  AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                                   (Dollars in millions)
                                                        (unaudited)
                                                                                           Nine months ended
                                                                                             September 30,
                                                                                        ----------------------
                                                                                        1996              1995
                                                                                        ----              ----
Cash flows from operating activities:
   Net income....................................................................... $   30.2           $  45.6
   Adjustments to reconcile net income to net cash provided by operating activities:
     Amortization and depreciation..................................................     41.5              67.6
     Income taxes...................................................................     18.0              32.8
     Insurance liabilities..........................................................     26.1              25.8
     Interest credited to insurance liabilities.....................................    184.2             194.3
     Fees charged to insurance liabilities..........................................    (24.5)            (21.9)
     Accrual and amortization of investment income..................................    (16.8)            (52.0)
     Deferral of cost of policies produced..........................................    (61.7)            (58.0)
     Other liabilities..............................................................     (1.6)            (11.7)
     Extraordinary charge on extinguishment of debt.................................      1.3                -
     Realized (gains) and trading (income) losses on investments....................     (9.9)            (64.3)
     Other..........................................................................     (1.9)             (3.7)
                                                                                     --------          --------

         Net cash provided by operating activities..................................    184.9             154.5
                                                                                     --------          --------

Cash flows from investing activities:
   Purchases of investments......................................................... (1,323.4)         (1,987.9)
   Sales of investments.............................................................  1,067.0           1,691.5
   Maturities and redemptions.......................................................    123.7              46.5
                                                                                     --------          --------
         Net cash used by investing activities......................................   (132.7)           (249.9)
                                                                                     --------          --------

Cash flows from financing activities:
   Proceeds from sale of stock to Conseco, Inc......................................    125.0                -
   Payments on notes payable........................................................   (125.0)            (15.0)
   Investment borrowings, net.......................................................     (7.6)             60.8
   Cash released from segregated account for redemption of Convertible Debentures...      -                 9.2
   Conversion and redemption of Convertible Debentures..............................     (2.1)             (9.2)
   Deposits to insurance liabilities................................................    529.4             625.2
   Withdrawals from insurance liabilities...........................................   (585.1)           (580.5)
                                                                                     --------          --------

         Net cash provided (used) by financing activities...........................    (65.4)             90.5
                                                                                     --------          --------

         Net decrease in short-term investments.....................................    (13.2)             (4.9)

Short-term investments, beginning of period.........................................    108.2              53.6
                                                                                     --------          --------

Short-term investments, end of period............................................... $   95.0          $   48.7
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

     SIGNIFICANT ACCOUNTING POLICIES

     The unaudited consolidated financial statements as of and for the periods ended September 30, 1996 and 1995, reflect all adjustments (consisting only of normal recurring items) necessary to present fairly the Company's financial position and results of operations. To conform with the current presentation, certain amounts previously reported have been reclassified. In preparing financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that significantly affect various reported amounts. For example, we use significant estimates and assumptions in calculating the cost of policies produced, the cost of policies purchased, goodwill, insurance liabilities, liabilities related to litigation, guaranty fund assessment accruals and deferred income taxes. If our future experience differs from these estimates and assumptions, our financial statements would be affected.

     On September 29, 1994, Conseco Capital Partners II, L.P. ("Partnership II"), a Delaware limited partnership, completed the acquisition (the "Acquisition") of the Company. The sole general partner of Partnership II was a wholly owned subsidiary of Conseco, Inc. ("Conseco"). As a result of the acquisition and related financing transactions, Partnership II owned 80 percent of the Company's outstanding common stock. Conseco, through its direct investment and interests in certain of its subsidiaries, had a 38 percent ownership interest in the Company prior to the transactions described in the following paragraph.

     Effective September 30, 1996, Conseco and its subsidiaries purchased all of the outstanding common stock of the Company not already owned by Conseco and its subsidiaries for approximately $165 million in cash (the "Conseco Transaction"). Subsequent to the Conseco Transaction, Conseco and its subsidiaries own all the outstanding shares of the Company's common stock. At the same time as the Conseco Transaction, Conseco purchased 5,434,783 newly issued shares of the Company's common stock for $125.0 million. The Company used the proceeds from the stock sale to repay all amounts borrowed under the senior credit facility.

     As a result of the Conseco Transaction, a new basis of accounting under the "push down" method was adopted effective September 30, 1996. Under this method, the assets and liabilities of the Company were revalued to reflect Conseco's cost basis, which is based on the fair values of such assets and liabilities on the dates Conseco's ownership interests were acquired. The new accounting basis was reflected in the consolidated balance sheet and statement of shareholders' equity at September 30, 1996, and will be reflected in the statements of operations and cash flows in periods subsequent to September 30, 1996. As a result, the assets and liabilities of the Company included in the September 30, 1996, consolidated balance sheet reflect the following combination of values:
(i) the portion of the Company's net assets acquired by Conseco in the Acquisition of the Company made by Partnership II is valued as of September 29, 1994; and (ii) the portion of the Company's net assets acquired in the Conseco Transaction is valued as of September 30, 1996.

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)




     The effect of the adoption of the new basis of accounting on the Company's balance sheet accounts is as follows (dollars in millions):

                                                                                             Debit
                                                                                           (Credit)
                                                                                           --------
         Cost of policies purchased...................................................     $  110.0
         Cost of policies produced....................................................        (88.0)
         Goodwill.....................................................................         57.2
         Mortgage loans...............................................................          1.6
         Income tax assets............................................................         (4.2)
         Securities segregated for the future redemption of redeemable
           preferred stock of a subsidiary............................................          3.5
         Other liabilities............................................................         (1.3)
         Notes payable................................................................        (13.8)
         Common stock and additional paid-in capital..................................       (143.9)
         Net unrealized appreciation of securities....................................         23.0
         Retained earnings............................................................         55.9


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

     ADJUSTMENT TO ACTIVELY MANAGED FIXED MATURITY SECURITIES

     We classify fixed maturity securities into three categories: "actively managed" and "trading account" (which we carry at estimated fair value) and "held to maturity" (which we carry at amortized cost). We did not classify any fixed maturity investments in the trading account or held to maturity categories at September 30, 1996 or December 31, 1995. When we adjusted the carrying value of our actively managed fixed maturity securities to fair value (as described in note 1 to the consolidated financial statements included in the Company's 1995 Form 10-K) at September 30, 1996, we also adjusted several related balance sheet accounts as follows:


                                                                                       Effect of fair value
                                                                             Balance  adjustment to actively
                                                                             before        managed fixed       Reported
                                                                           adjustment   maturity securities     amount
                                                                           ----------   -------------------     ------
                                                                                       (Dollars in millions)
Actively managed fixed maturity securities...............................   $4,897.8        $ 42.5             $4,940.3
Cost of policies purchased...............................................      398.7         (16.0)               382.7
Cost of policies produced................................................       59.9          (5.3)                54.6
Income tax assets .......................................................       32.8          (7.4)                25.4
Unrealized appreciation of fixed maturity securities.....................        -            13.8                 13.8

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



     CHANGES IN INVESTMENT BORROWINGS

     As part of its investment strategy, the Company enters into reverse repurchase agreements and dollar-roll transactions to increase its return on investments and improve its liquidity. We account for these transactions as short-term collateralized borrowings. Such borrowings averaged approximately $73.0 million and $156.3 million during the nine months ended September 30, 1996 and 1995, respectively, and were collateralized by investment securities with fair values approximately equal to the loan value. The weighted average interest rate on short-term collateralized borrowings was 5.3 percent and 5.7 percent for the nine months ended September 30, 1996 and 1995, respectively.

     CHANGES IN NOTES PAYABLE

     Effective September 30, 1996, the Company repaid the $125.0 million principal balance outstanding under the senior credit facility using the proceeds from the sale of stock to Conseco. As a result of the repayment, the Company recognized an extraordinary charge of $.8 million, net of an income tax benefit of $.5 million.

     During the nine months ended September 30, 1996, $2.1 million principal amount of the Company's 6-1/4% Convertible Debentures due 2003 (the "Convertible Debentures") was redeemed and converted, leaving $13.0 million outstanding at September 30, 1996.

     In  connection  with  the  Conseco  Transaction,   Conseco  guaranteed  the
Company's obligations under its senior subordinated notes due in 2004.

     See "Significant Accounting Policies" above for a discussion of the change in basis resulting from the Conseco Transaction and the adoption of the "push down" method of accounting.

     CHANGES IN CAPITAL STOCK

     Effective September 30, 1996, the Company issued approximately 5.4 million shares to Conseco for $125.0 million. The proceeds were used to repay amounts outstanding under the Company's senior credit facility.

     See "Significant Accounting Policies" above for a discussion of the change in basis resulting from the Conseco Transaction and the adoption of the "push down" method of accounting.

     SERIES PREFERRED STOCK

     In connection with the Acquisition, the Company issued 57,000 shares ($57.0 million) of 1994 Series Preferred Stock in a private placement transaction. During the quarter ended September 30, 1996, Conseco purchased all such stock issued but not owned by Conseco for carrying value plus accrued dividends.

     Dividends on the 1994 Series Preferred Stock are cumulative through 2005 and accrue annually at 13 percent, payable in additional shares of 1994 Series Preferred Stock. Thereafter, dividends are payable quarterly at 15 percent per annum in cash. At September 30, 1996, the carrying value of the 1994 Series Preferred Stock includes $8.4 million of dividends accrued but undistributed.

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

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)





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

     At September 30, 1996, cumulative dividends in arrears on the 1988 Series Preferred Stock were $7.8 million, of which $5.5 million had been accrued.

     RELATED PARTY TRANSACTIONS

     The Company receives services from Conseco under agreements, including insurance services and investment management agreements. Fees charged under all such agreements totaled $11.4 million and $9.7 million for the nine months ended September 30, 1996 and 1995, respectively.

     SUBSEQUENT EVENT

     In conjunction with the Company's efforts to reduce its operating expenses and improve its profitability, the Company has formulated a plan and is in the process of closing its home office in Des Moines, Iowa, and consolidating its operations with Conseco in Carmel, Indiana. During the quarter ended September 30, 1996, the Company recorded a $4.3 million restructuring charge, which is the estimated cost to complete the consolidation based on management's plan, which is scheduled to be completed in November 1996. Principal items included in the charge are contract termination costs, severance and related benefits for employee reductions and other expenses. At September 30, 1996, the balance of the restructuring charge which was unpaid was $4.3 million, all of which should be paid during 1996.

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES



     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion addresses the principal factors affecting the Company's earnings and financial condition, including liquidity and capital resources. Financial results for periods subsequent to September 30, 1996, will reflect the adoption of a new basis of accounting under the "push down" method and, accordingly, future results may not be comparable with results prior to the Conseco Transaction. This discussion should be read in conjunction with the consolidated financial statements and notes thereto included in the 1995 Form 10-K.

     RESULTS OF OPERATIONS

     Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

     Insurance policy income, which consists of premiums received on traditional life insurance products and policy fund and surrender charges assessed against investment-type products, decreased 24 percent, to $33.0 million in the first nine months of 1996. This decrease was primarily the result of a $13.3 million reduction in life insurance premiums primarily related to group life insurance business coinsured to an unaffiliated company at the end of 1995, partially offset by an increase in surrender charges earned on annuity policy withdrawals. Surrender charges assessed against annuity withdrawals for the first nine months of 1996 were $13.7 million compared to $11.3 million for the first nine months of 1995; annuity policy withdrawals were $576.6 million and $566.8 million for the respective periods. See "Liquidity and Capital Resources" for a discussion of withdrawals and surrenders.

     Net investment income decreased 2.1 percent to $306.4 million in the first nine months of 1996 from $312.9 million in the first nine months of 1995. The average invested assets (amortized cost basis) increased to $5.0 billion in 1996 from $4.7 billion in 1995 while the yield earned on average invested assets declined to 8.19 percent in 1996 from 8.91 percent in 1995. Cash flows received during 1995 and the first nine months of 1996 (including cash flows from the sales of investments) were invested in lower-yielding securities due to a general decline in interest rates.

     Net realized gains and net trading income often fluctuate from period to period. The Company sold $1.1 billion of investments (principally fixed maturity securities) in the first nine months of 1996, compared to approximately $1.7 billion in 1995, generating net realized gains of $9.8 million and net trading gains of $.1 million in the first nine months of 1996, compared to net realized gains of $69.2 million and net trading income of $1.1 million in 1995. In addition, during the first nine months of 1995 the Company recorded a realized loss of $6.0 million on the writedown of an investment as a result of changes in conditions which caused the Company to conclude that the decline in its fair value was other than temporary. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity securities, contributed to the Company's ability to realize gains on investment sales in 1995, and to a lesser extent, in 1996.

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

     Insurance policy benefits and change in future policy benefits decreased 27 percent to $17.9 million in the first nine months of 1996 primarily as a result of the reinsuring of the group life insurance business to an unaffiliated company at the end of 1995.

     Interest expense on annuities and financial products decreased 5.2 percent, to $184.2 million in the first nine months of 1996 primarily due to: (i) lower crediting rates and (ii) the expensing in 1995 of first-year interest rate bonuses of approximately $5.9 million on policies issued prior to the Acquisition date as a result of the application of purchase accounting. Prior to the Acquisition date, such first-year interest rate bonuses (related to policies issued prior to the Acquisition date) were capitalized as a cost of policies produced. At September 30, 1996, the weighted average crediting rate for the Company's annuity liabilities, excluding interest rate bonuses guaranteed for the first year of the annuity contract, was 5.0 percent, compared to 5.4 percent at September 30, 1995.

     Interest expense on notes payable decreased 16 percent, to $21.5 million in the first nine months of 1996 due to scheduled and unscheduled reductions in outstanding indebtedness and from lower interest rates on the borrowings.

     Interest expense on investment borrowings decreased 57 percent, to $2.9 million in the first nine months of 1996 due to a lower average balance of funds borrowed and a lower average cost of funds.

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES


     Amortization related to operations (consisting of amortization of the cost of policies purchased for business in force at the Acquisition date and the cost of policies produced after the Acquisition date) increased 11 percent to $29.4 million in the first nine months of 1996. Higher amortization of the cost of policies produced reflected an increase in the amount of business in force issued since the Acquisition date.

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

     Amortization related to realized gains decreased to $4.8 million in the first nine months of 1996 as a result of lower realized gains in the period.

     Restructuring expenses in 1996 include expenses incurred in conjunction with the consolidation of the Company's operations with Conseco in Carmel, Indiana. Such expenses include contract termination costs, severance and related benefits for employee reductions and other expenses.

     Other operating costs and expenses decreased 21 percent to $18.8 million in the first nine months of 1996 as a result of: (i) non- deferrable commission expense related to certain group life insurance business which was coinsured to an unaffiliated company at the end of 1995; and (ii) cost savings related to the consolidation of the Company's operations with Conseco in Carmel, Indiana.

     Income tax expense decreased 26 percent, to $23.6 million in the first nine months of 1996 primarily due to the decrease in pretax income resulting from decreased realized gains. The effective tax rate of 38 percent in 1996 and 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

     Extraordinary charge in the 1996 period represents the loss recognized, net of income taxes, on the repayment of the $125.0 million principal balance outstanding under the senior credit facility using the proceeds from the sale of stock to Conseco.

     Third Quarter of 1996 Compared to Third Quarter of 1995

     Insurance policy income decreased 21 percent, to $10.9 million in the third quarter of 1996. This decrease was primarily the result of a $3.6 million reduction in life insurance premiums primarily related to group life insurance business that was coinsured to an unaffiliated company at the end of 1995, partially offset by an increase in surrender charges earned on annuity policy withdrawals. Surrender charges assessed against annuity withdrawals for the third quarter of 1996 were $4.6 million compared to $3.9 million for the third quarter of 1995; annuity policy withdrawals were $179.1 million and $172.0 million for the respective periods. See "Liquidity and Capital Resources" for a discussion of withdrawals and surrenders.

     Net investment income decreased 2.6 percent to $102.7 million in the third quarter of 1996 from $105.4 million in the third quarter of 1995. The average invested assets (amortized cost basis) increased to $5.0 billion in 1996 from $4.8 billion in 1995, while the yield earned on average invested assets declined to 8.15 percent in 1996 from 8.74 percent in 1995 as a result of the factors discussed above for the nine month periods.

     Net realized gains and net trading income often fluctuate from period to period. The Company sold $.5 billion of investments (principally fixed maturity securities) in the third quarter of 1996, compared to $.4 billion in the third quarter of 1995, generating net realized gains of $5.8 million and net trading gains of $1.1 million in the third quarter of 1996, compared to net realized gains of $15.6 million and net trading income of $.3 million in the third quarter of 1995. In addition, during the third quarter of 1995 the Company recorded a realized loss of $4.5 million on the writedown of an investment as a result of changes in conditions which caused the Company to conclude that the decline in the fair value of the investment was other than temporary. The declining interest rate environment since the Acquisition date, which increased the market value of fixed maturity securities, contributed to the Company's ability to realize gains on investment sales in 1995, and to a lesser extent, in 1996.

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES



     Insurance policy benefits and change in future policy benefits decreased 21 percent to $6.7 million in the third quarter of 1996 consistent with the explanation above for the nine month periods.

     Interest expense on annuities and financial products decreased 4.2 percent, to $62.2 million in the third quarter of 1996 primarily due to the factors described above for the nine month periods.

     Interest expense on notes payable decreased 13 percent, to $7.2 million in the third quarter of 1996 as a result of the factors discussed above for the nine month periods.

     Interest expense on investment borrowings decreased 52 percent, to $1.1 million in the third quarter of 1996 due to a lower average balance of funds borrowed and a lower average cost of funds.

     Amortization related to operations increased 20 percent, to $11.2 million in the third quarter of 1996 consistent with the explanation above for the nine month periods.

     Amortization related to realized gains decreased in the third quarter of 1996 as a result of lower realized gains in the period.

     Restructuring expenses in 1996 include expenses incurred in conjunction with the consolidation of the Company's operations with Conseco consistent with the explanation above for the nine month periods.

     Other operating costs and expenses decreased 25 percent, to $5.8 million in the third quarter of 1996 consistent with the explanation above for the nine month periods.

     Income tax expense decreased 22 percent, to $7.3 million in the third quarter of 1996 primarily due to the decrease in pretax income. The effective tax rate of 39 percent in 1996 and 1995 exceeded the statutory corporate tax rate (35 percent) primarily because goodwill amortization cannot be deducted for federal income tax purposes.

     Extraordinary charge in the 1996 period represents the loss recognized, net of income taxes, on the repayment of the $125.0 million principal balance outstanding under the senior credit facility using the proceeds from the sale of stock to Conseco.

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

     Net premiums collected in the nine months ended September 30, 1996, were $537.9 million, of which $529.4 million were recorded as deposits to policy liability accounts. This compares to $647.0 million collected and $625.2 million recorded as deposits to policy liability accounts in the nine months ended September 30, 1995. Net premiums collected declined in the first nine months of 1996 compared to the first nine months of 1995 primarily due to a declining interest rate environment which resulted in increased competition from alternative investments such as certificates of deposit, mutual funds and variable annuity products.

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

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES



     The trend of significant increases in withdrawals and surrenders subsided in the first nine months of 1996 as policy withdrawal and surrender payments increased moderately to $585.1 million compared to $580.5 million in the first nine months of 1995. This increase was primarily due to an increase in annuity penalty-free partial withdrawals. Total withdrawals and surrenders by policyholders were 14.2 percent of the average cash values outstanding during both the nine months ended September 30, 1996, and the year ended December 31, 1995.

     The following table summarizes the Company's deferred annuity liabilities at September 30, 1996 and December 31, 1995, and sales for the nine months and year then ended, respectively, by surrender charge category (dollars in millions):

                                                     September 30, 1996                           December 31, 1995
                                          ----------------------------------------     ------------------------------------
                                          Annuity                                      Annuity
Surrender charge percent                   sales    Percent  Liabilities   Percent      sales   Percent Liabilities Percent
------------------------                   -----    -------  -----------   -------      -----   ------- ----------- -------
No surrender charge...................     $   .2        *%     $  925.9      19%      $  .2       * %   $  986.1       21%
1 to 3.9 percent......................        -          -         419.0       9         -         -        352.3        7
4 to 6.9 percent......................        1.9        *         788.9      16         6.4       1        901.6       19
7 to 9.9 percent......................       42.9        9       1,358.3      28        64.4       9      1,100.6       23
10 to 11.9 percent....................      150.3       32         926.0      19       371.3      51      1,016.5       22
12 percent and greater................      280.3       59         410.2       9       285.9      39        359.3        8
                                           ------      ---      --------     ---     -------     ---     --------      ---

                                           $475.6      100%     $4,828.3     100%    $ 728.2     100%    $4,716.4      100%
                                           ======      ===      ========     ===     =======     ===     ========      ===

* less than 1%

     Deferred annuity liabilities that could be surrendered without penalty increased from $508.8 million, or 14 percent of deferred annuity liabilities, at December 31, 1993 to $925.9 million, or 19 percent of deferred annuity liabilities, at September 30, 1996. This increase was primarily attributable to the policy form discussed above whose surrender charge declined from 4 percent at the fifth policy anniversary date to zero percent at the sixth policy anniversary date. Sales of this policy form peaked in the third quarter of 1989 and were insignificant after the third quarter of 1990. At September 30, 1996, the aggregate account balances in force for this product were $489.2 million, of which $452.5 million could be surrendered without penalty.

     The following table summarizes the Company's deferred annuity liabilities in which the surrender charge expires within the first subsequent year and the second subsequent year at December 31, 1994 and 1995, and September 30, 1996.

                                                                Within
                                                          -------------------
                                                          first        second         Total
                                                       subsequent    subsequent    within next
                                                          year          year         2 years
                                                          ----          ----         -------
                                                                (Dollars in millions)
December 31, 1994....................................     $456.0       $168.1         $624.1
December 31, 1995....................................      158.9         71.3          230.2
September 30, 1996...................................       70.1        157.5          227.6

     Most of our assets are invested in fixed maturity securities, substantially all of which are readily marketable. Although there is no present need or intent to dispose of such investments, we could liquidate portions of our investments or use them to facilitate borrowings under reverse repurchase agreements, if such a need arose. At September 30, 1996, the Company's portfolio of bonds, notes and redeemable preferred stocks had an aggregate net unrealized gain of $42.5 million.

     Parent Holding Companies

     Changes in the consolidated balance sheet from December 31, 1995 to September 30, 1996, reflect: (i) a decrease in the fair value of actively managed fixed maturity investments and its effects on the consolidated balance sheet accounts; (ii) an increase in retained earnings attributable to the Company's operations; (iii) the notes payable and capital stock transactions described in the accompanying notes to the consolidated financial statements; and (iv) the change in basis resulting from the Conseco Transaction and adoption of the "push down" method of accounting as described in the accompanying notes to the consolidated financial statements.

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES



     Excluding the effect of reporting fixed maturities at fair value, the ratio of debt to total capital decreased to 24 percent at September 30, 1996, from 48 percent at December 31, 1995. Including the effect of reporting fixed maturities at fair value, the ratio of debt to total capital decreased to 23 percent at September 30, 1996, from 36 percent at December 31, 1995. Such ratios decreased primarily as a result of the items discussed in the preceding paragraph.

     INVESTMENTS

     At September 30, 1996, the amortized cost and estimated fair value of fixed maturity securities (all of which were actively managed) were as follows:

                                                                                        Gross         Gross     Estimated
                                                                         Amortized    unrealized    unrealized    fair
                                                                           cost         gains         losses      value
                                                                           ----         -----         ------      -----
                                                                                          (Dollars in millions)
United States Treasury securities......................................  $   59.8      $  1.2         $ -       $   61.0
Obligations of states and political subdivisions.......................      32.9          .8            .1         33.6
Foreign government obligations.........................................      19.7         -              .4         19.3
Public utility securities..............................................     782.7        16.0           1.3        797.4
Other corporate securities.............................................   2,501.4        29.0          16.2      2,514.2
Mortgage-backed securities.............................................   1,501.3        19.8           6.3      1,514.8
                                                                         --------       -----         -----     --------

    Total fixed maturity securities ...................................  $4,897.8       $66.8         $24.3     $4,940.3
                                                                         ========       =====         =====     ========

     The following table sets forth the investment ratings of fixed maturity securities at September 30, 1996 (designated categories include securities with "+" or "-" rating modifiers). The category assigned is the highest rating by a nationally recognized statistical rating organization or, as to $84.5 million fair value of fixed maturities not rated by such firms, the rating assigned by the National Association of Insurance Commissioners ("NAIC"). For the purposes of this table, NAIC Class 1 securities are included in the "A" rating; Class 2, "BBB"; Class 3, "BB" and Classes 4 to 6, "B and below."

                                                                          Percent of
                                                                  --------------------------------
                                                                  Fixed maturity          Total
                              Investment rating                     securities         investments
                              -----------------                     ----------         -----------
                       AAA......................................          33%               31%
                       AA.......................................          11                11
                       A........................................          27                25
                       BBB......................................          25                23
                                                                         ---               ---

                              Investment grade..................          96                90
                                                                         ---               ---

                       BB.......................................           3                 3
                       B+ and below.............................           1                 1
                                                                        ----               ---

                           Below investment grade...............           4                 4
                                                                        ----               ---

                              Total fixed maturity securities...         100%               94%
                                                                         ===                ==

     At September 30, 1996, our below investment grade fixed maturity securities had an amortized cost of $183.0 million and an estimated fair value of $183.1 million.

     The Company's investment portfolio is subject to the risk of declines in realizable value. We attempt to mitigate this risk through the diversification and active management of our portfolio. As of September 30, 1996, there were no fixed maturity securities about which we had serious doubts as to the ability of the issuer to comply with the contractual terms of its obligations on a timely basis.

     Sales of investments (principally fixed maturity securities) during the nine months ended September 30, 1996, generated proceeds of $1.1 billion, net realized gains of $9.8 million and trading gains of $.1 million. Proceeds from sales of investments during the first nine months of 1995 generated proceeds of $1.7 billion, net realized gains of $69.2 million and trading gains of $1.1 million. In addition, during the first nine months of 1995 the Company recorded a realized loss of $6.0 million on the writedown of an investment as a result of changes in conditions which caused the Company to conclude that the decline in the fair value of the investment was other than temporary.

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES


     At September 30, 1996, fixed maturity securities included $1.5 billion (or 31 percent of all fixed maturity investments) of mortgage-backed securities, of which $920.0 million were collateralized mortgage obligations ("CMOs") and $594.8 million were pass-through securities. CMOs are securities backed by pools of pass-through securities and/or mortgages that are segregated into sections or "tranches". These securities provide for sequential retirement of principal rather than the retirement of principal on a pro rata share basis, such as occurs on pass-through securities through regular monthly principal payments.

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

     The following table sets forth the par value, amortized cost and estimated fair value of mortgage-backed securities including CMOs, summarized by interest rates on the underlying collateral at September 30, 1996:

                                                                                         Par        Amortized    Estimated
                                                                                        value         cost      fair value
                                                                                        -----         ----      ----------
                                                                                              (Dollars in millions)
Below 7 percent.....................................................................  $  460.3       $  426.8    $   430.6
7 percent - 8 percent...............................................................     932.3          874.9        881.7
8 percent - 9 percent...............................................................     165.9          156.7        159.4
9 percent and above.................................................................      48.7           42.9         43.1
                                                                                      --------       --------     --------

           Total mortgage-backed securities.........................................  $1,607.2       $1,501.3     $1,514.8
                                                                                      ========       ========     ========

     The amortized cost and estimated fair value of mortgage-backed securities including CMOs at September 30, 1996, summarized by type of security, were as follows:

                                                                                               Estimated fair value
                                                                                            -------------------------
                                                                                                        Percent of
                                                                            Amortized                  fixed maturity
Type                                                                          cost          Amount      securities
----                                                                          ----          ------      ----------
                                                                              (Dollars in millions)

Pass-throughs and sequential and targeted amortization classes............  $1,054.9       $1,059.7           21%
Support classes...........................................................     150.5          155.6            3
Accrual (Z tranche) bonds.................................................      24.2           24.7            1
Planned amortization classes and accretion directed bonds.................     148.4          150.1            3
Subordinated classes .....................................................     123.3          124.7            3
                                                                            --------       --------           --

                                                                            $1,501.3       $1,514.8           31%
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

     Planned amortization and targeted amortization classes are protected from prepayment risk; this risk is absorbed by support classes. As such, support classes are usually extremely sensitive to prepayments. Most of the support classes we own are higher- average-life instruments whose duration generally will not lengthen if interest rates rise further and will tend to shorten if interest rates decline. Since the par values of these bonds exceed amortized cost, higher prepayments will have the effect of increasing yields.

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

     The Company's mortgage loans are primarily commercial loans, including retail, multifamily residential, office, industrial, nursing home, restaurant and other properties. Less than 1 percent of the mortgage loan balance was noncurrent at September 30, 1996. There were no realized losses on mortgage loans in either the first nine months of 1996 or 1995. At September 30, 1996, our loan loss reserve was $.5 million.

     Borrowings under reverse repurchase agreements and dollar-roll transactions were $123.1 million at September 30, 1996 and averaged approximately $73.0 million during the first nine months of 1996. These borrowings were collateralized by pledged securities with fair values approximately equal to the borrowings.

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

     After appropriate eliminations of intercompany accounts, the Company's life insurance subsidiaries reported combined statutory net income of $19.2 million for the nine months ended September 30, 1996, and the following amounts on the combined statutory balance sheet at that date (dollars in millions):

      Statutory capital and surplus...................................................      $218.0
      Asset valuation reserve.........................................................        44.9
      Interest maintenance reserve ...................................................        22.8
                                                                                            ------

         Total........................................................................      $285.7
                                                                                            ======

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES



     At September 30, 1996, American Life and Casualty's surplus included a surplus note with a balance of $50.0 million. The payment by American Life and Casualty of dividends and other distributions, including surplus note payments, is subject to regulation by the Iowa Insurance Division. Dividends and surplus note payments may be made only out of earned surplus, and all surplus note payments are subject to prior approval by the Iowa Insurance Division. At September 30, 1996, American Life and Casualty had earned surplus of $113.2 million. American Life and Casualty may pay dividends or make other distributions without the prior approval of the Iowa Insurance Division as long as such payments, together with all other such payments within the preceding 12 months, do not exceed the greater of: (i) American Life and Casualty's net gain from operations (excluding net realized capital gains or losses) for the preceding calendar year; or (ii) 10 percent of its statutory surplus at the preceding December 31. Under this formula, American Life and Casualty is entitled to distribute up to $31.0 million as dividends and surplus note payments during 1996 without the prior approval of the Iowa Insurance Division ($9.8 million had been distributed through September 30, 1996).

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

a)   Exhibit.

     27.0  Financial Data Schedule.

b)   No reports on Form 8-K were filed for the quarter ended September 30, 1996.

                  AMERICAN LIFE HOLDINGS, INC. AND SUBSIDIARIES






                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                         AMERICAN LIFE HOLDINGS, INC.


Dated: November 13, 1996                 By: /s/ ROLLIN M. DICK
                                            ------------------
                                            Rollin M. Dick,
                                            Executive Vice President and
                                              Chief Financial Officer
                                              (authorized officer and principal
                                              financial officer)

J:\10Q-3-96.ALG\PART1.#1